Form 10-Q
period 2013-03-31
Idaho North Resources Corp.
filed 2013-05-20
CIK 1543395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   333-185140

IDAHO NORTH RESOURCES CORP.
(Exact name of registrant as specified in its charter)

IDAHO
(State or other jurisdiction of incorporation or organization)

2555 West Palais Drive
Coeur d’Alene, ID   83815
(Address of principal executive offices, including zip code.)

(509) 928-7604
(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES [   ]     NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [   ]     NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
7,661,000 as of May 17, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

IDAHO NORTH RESOURCES CORPORATION
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

	March 31, 2013	June 30, 2012

ASSETS

Current Assets
Cash	$121,868	$121,410

Total Current Assets	121,868	121,410

Unproved properties- Mining leases	68,000	12,000

TOTAL ASSETS	$189,868	$133,410

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$11,000	$14,166

Total Liabilities	11,000	14,166

Shareholders’ Equity
Preferred stock, $0.05 par value, 10,000,000 shares authorized, 0 outstanding as of March 31, 2013 and June 30, 2012	-	-
Common stock, $0.01 par value, 100,000,000 common shares authorized, 7,661,000 and 5,986,000 shares outstanding as of March 31, 2013 and June 30, 2012, respectively	76,610	59,860
Additional paid-in capital	296,865	169,190
Accumulated deficit during exploration stage	(194,607)	(109,806)
Total Shareholders’ Equity	178,868	119,244

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$189,868	$133,410

The accompanying notes are an integral part of these unaudited financial statements.

IDAHO NORTH RESOURCES CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended		Inception (January 22, 2007) through
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012	March 31, 2013

REVENUES	$-	$-	$-	$-	$-

COST OF REVENUES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

Operating Expenses
General and administrative expenses	17,105	30,153	84,801	39,949	194,607
Total Operating Expenses	17,105	30,153	84,801	39,949	194,607

Loss from Operations	(17,105)	(30,153)	(84,801)	(39,949)	(194,607)

Net Loss	$(17,105)	$(30,153)	$(84,801)	$(39,949)	$(194,607)

Net Loss per Common Share
Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding
Basic and diluted	7,632,667	3,782,681	7,457,807	2,353,178

The accompanying notes are an integral part of these unaudited financial statements.

IDAHO NORTH RESOURCES CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended		Inception (January 22, 2007) through
	March 31, 2013	March 31, 2012	March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(84,801)	$(39,949)	$(194,607)

Adjustments to reconcile net income (loss) to net cash used in operating activities :
Shares issued as compensation	-	19,500	46,500
Changes in operating assets and liabilities:
Accounts payable	(3,166)	-	11,000

Cash used in operating activities	(87,967)	(20,449)	(137,107)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mining license	(21,000)	-	(21,000)
Cash used in investing activities	(21,000)	-	(21,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of common stock	132,500	42,000	330,500
Share issuance cost	(23,075)	(5,000)	(50,525)
Cash provided by financing activities	109,425	37,000	279,975

Increase (decrease) in cash and cash equivalents	458	16,551	121,868

Cash and Cash Equivalents, Beginning of Period	121,410	3,772	-

Cash and Cash Equivalents, End of Period	$121,868	$20,323	$121,868

NON-CASH INVESTING AND FINANCING:

Common stock issued for mineral property acquisitions	$35,000	$12,000	$47,000

The accompanying notes are an integral part of these unaudited financial statements.

IDAHO NORTH RESOURCES CORPORATION (AN EXPLORATION STAGE COMPANY)
Notes to Financial Statements
As of March 31, 2013

1.            NATURE AND CONTINUANCE OF OPERATIONS

Idaho North Resources Corporation (“the Company”) was incorporated in Idaho in 2007.  The Company is engaged primarily in acquiring prospective precious metals mining properties in the western United States. The Company is an Exploration Stage Company, as defined by Accounting Standards Codification 915, Exploration Stage Entities.

2.            BASIS OF PRESENTATION

These interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) and should be read in conjunction with the annual financial statements for the fiscal year ended June 30, 2012. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of American requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  Actual results could differ from these estimates and assumptions and could have a material effect on the Company's reported financial position and results of operations. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2012 as reported in Form 10-K, have been omitted.

3.            STOCKHOLDERS’ EQUITY, COMMON STOCK AND WARRANTS

a)	Common Stock:

In July 2012, the Company sold 1,325,000 common shares at $0.10 for gross proceeds of $132,500, and $109,425 net of $23,075 in offering costs.

In July 2012, the Company issued 300,000 common shares pursuant to mining lease agreement valued at $0.10 per share. The Company accounted for $30,000 as unproved property.

In February 2013, the Company issued 50,000 common shares pursuant to a mining lease agreement valued at $0.10 per share.  The Company accounted for $5,000 as unproved property.

b)    Warrants

	Number	Weighted Average Exercise Price
Outstanding at June 30, 2011	-	-
Issued	1,600,000	$0.25
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2012	1,600,000	0.25
Issued	1,325,000	0.25
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2013	2,925,000	$0.25

IDAHO NORTH RESOURCES CORPORATION (AN EXPLORATION STAGE COMPANY)
Notes to Financial Statements
As of March 31, 2013

The warrants that are issued and outstanding as at March 31, 2013 are as follows:

Number of Warrants	Exercise Price	Expiration Date
2,925,000	$ 0.25	March 1, 2015

4.            MINERAL PROPERTY COMMITMENTS - RELATED PARTY

Klondike North Property.  On October 24, 2011, the Company entered into an Exploration and Mining Lease and Option to Purchase Agreement for the Klondike North Property, which consists of 12 unpatented lode-mining claims located on Bureau of Land Management lands in the Klondike Mining District, Esmerelda County, Nevada.  The Company has the right to conduct all customary mineral exploration activities in return for the following commitments:

Advanced Royalty Payments

Date	Payment Amount	Common Shares
Upon execution of Agreement	$ -	500,000
First Anniversary of the Agreement	10,000	-
Second Anniversary of the Agreement	20,000	-
Third Anniversary of the Agreement	30,000	-
Fourth Anniversary of the Agreement	40,000	-
Fifth through the tenth Anniversary	50,000	-
Eleventh Anniversary and thereafter	100,000	-

The Company fair valued the 500,000 shares issued for the above acquisition of mineral rights at $0.02 and accounted for $10,000 as unproved property.

Work Commitment

Lease Year	Amount
First Lease Year	$ 5,000
Second Lease Year	25,000
Third Lease Year	50,000
Fourth Lease Year	75,000
Fifth Lease Year and thereafter	100,000

Divide Property.  On February 21, 2012, the Company entered into an Exploration and Mining Lease and Option to Purchase Agreement for the Divide Property, which consists of 10 unpatented lode-mining claims located on Bureau of Land Management lands in the Divide Mining District, Esmerelda County, Nevada.  The Company has the right to conduct all customary mineral exploration activities in return for the following commitments:

Advanced Royalty Payments

Date	Payment Amount	Common Shares
Upon execution of Agreement	$ -	100,000
First Anniversary of the Agreement	10,000	-
Second Anniversary of the Agreement	20,000	-
Third Anniversary of the Agreement	30,000	-
Fourth Anniversary of the Agreement	40,000	-
Fifth Anniversary and thereafter	50,000	-

IDAHO NORTH RESOURCES CORPORATION (AN EXPLORATION STAGE COMPANY)
Notes to Financial Statements
As of March 31, 2013

The Company fair valued the 100,000 shares issued for the above acquisition of mineral rights at $0.02 and accounted for $2,000 as unproved property.

Work Commitment

Lease Year	Amount
First Lease Year	$ 5,000
Second Lease Year	25,000
Third Lease Year	50,000
Fourth Lease Year	75,000
Fifth Lease Year and thereafter	100,000

Eagleville Property.  On July 27, 2012, the Company entered into an Exploration and Mining Lease and Option to Purchase Agreement for the Eagleville Property, which consists of 58 unpatented lode-mining claims located on Bureau of Land Management lands in the Eagleville Mining District, Mineral County, Nevada.  The Company has the right to conduct all customary mineral exploration activities in return for the following commitments:

Advanced Royalty Payments

Date	Payment Amount	Common Shares
Upon execution of Agreement	$ 6,000	300,000
On or prior to the 1st Anniversary of the Agreement	15,000	150,000
On or prior to the 2nd Anniversary of the Agreement	20,000	150,000
On or prior to the 3rd Anniversary of the Agreement	30,000	-
On or prior to the 4th Anniversary of the Agreement	40,000	-
On or prior to the 5th through the 10th Anniversary	50,000	-
On or prior to the 11th Anniversary and thereafter	100,000	-

The Company fair valued the 300,000 shares issued for the above acquisition of mineral rights at $0.10 and accounted for $30,000 as unproved property.

Work Commitment

Lease Year	Amount
First Lease Year	$ 5,000
Second Lease Year	10,000
Third Lease Year	25,000
Fourth Lease Year	50,000
Fifth Lease Year and thereafter	100,000

5.            SUBSEQUENT EVENTS

None.

The Company has evaluated subsequent events through May 14, 2013, the date the financial statements were available to be issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section of this quarterly report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are considered to be in the development stage, as defined in Statement of Financial Accounting Standards No. 7. We have been in the development stage since our inception. We have had no source of revenue, we have incurred operating losses since inception and at March 31, 2013 had working capital of $110,868.

We have sufficient available cash in order to maintain operations during the next twelve months without the ingestion of funds of any kind.

Exploration expenditures consist of fees to be paid for consulting services connected with exploration, the cost of rock sampling (the collection of a series of small chips over a measured distance, which is then submitted for a chemical analysis, usually to determine the metallic content over the sampled interval, a pre-determined location(s) on the property), and cost of analyzing these samples. Since we recently leased the properties, we have not begun exploration.

We cannot be more specific about the application of proceeds for exploration, because we do not know what we will find.

We have allocated a range of money for exploration.  That is because we do not know how much will ultimately be needed for exploration.  If our initial exploration proves positive results, we will expand the exploration activities to include reverse circulation drilling.  This is a less expensive form of drilling that does not allow for the recovery of a tube or core of rock.  The material is brought up from depth as a series of small chips of rock that are then bagged and sent in for analysis.  This is a quicker and cheaper method of drilling, but does not necessarily give one as much information about the underlying rocks.  If warranted, core drilling would follow this stage.

If we discover significant quantities of mineralized material, we will begin technical and economic feasibility studies to determine if we have reserves.  Only if we have reserves will we consider developing the property.

If, through early stage exploration, we find mineralized material and it is feasible to expand the exploration program, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need, we will have to find alternative sources of funding, like a public offering, a private placement of securities, or loans.

We have discussed this matter with our officers and directors, however, our officers and directors are unwilling to make any commitment to loan us any significant amounts of money at this time.  At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

We will be conducting research in the form of exploration of the properties.  Our exploration program is explained in as much detail as possible in the business section of this report.  We are not going to buy or sell any plant or significant equipment during the next twelve months.  We will not buy any additional equipment until we have located a body of minerals and we have determined they are economical to extract from the land.

We intend to interest other companies in the properties should we discover mineralized materials or we may elect to develop the properties ourselves.

If we are unable to complete any phase of exploration because we do not have enough money, we will cease operations until we raise more money.  If we cannot or do not raise more money, we will cease operations.  If we cease operations, we do not know what we will do and we don’t have any plans to do anything.

We do not intend to hire additional employees at this time.  Any work that would be conducted on a property that we may secure will be conducted by unaffiliated independent contractors that we will hire.  The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation.  The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Below are the aggregate annual payments due on the properties as stated in the 3 signed lease agreements. These payments totaling $75,953 are included in our 12-month expense list and are comprised of Lease Agreements, Work Commitments and BLM & County Claim Fees.

	Lease Agreement	Work Commitment	BLM & County Claim Fees
Klondike Lease	$20,000	$5,000	$5,719
Divide Lease	$10,000	$5,000	$1,505
Eagleville Lease	$15,000	$5,000	$8,729

Total	$45,000	$15,000	$15,953

Total aggregate annual payments	$75,953

Klondike lease dated October 24, 2011 (12 claims/North, 26 claims/South) -- Total 38 claims

Lease agreement -- paid $10,000 on 10/24/12 end of first year. NOTE: $20,000 for end of second year due 10/27/2013
Work Commitment -- $5,000, NOTE: $5,000 for 10/24/2013
BLM Claim fees -- 38 claims @ $140.00 per claim, and $10.50 per claim County fee -- $5,719.00. NOTE: $5,719.00 due 8/31/2013

Divide lease dated Feb. 21, 2012 -- Total 10 claims

Lease agreement -- first payment due Feb. 21, 2013 for $10,000 next payment not due until Feb. 2014
Work Commitment -- $5,000, NOTE: $5,000 for 2/21/2013
BLM Claim fees -- 10 claims @ $140.00 per claim, and $10.50 per claim County fee -- $1,505.00. NOTE: $1,505.00 due 8/31/2013

Eagleville lease dated July 27, 2012 -- Total 58 claims

Lease agreement -- first payment due July 27, 2013 for $15,000 next payment not due until July 2014
Work Commitment -- $5,000, NOTE: $5,000 for 5/27/2013
BLM Claim fees -- 58 claims @$140.00 per claim, and $10.50 per claim County fee -- $8,729.00. NOTE: $8,729.00 due 8/31/2013

Plan of Operation - Milestones

During the next twelve months we plan to spend funds from our working capital balance of $110,868 as follows:

	Estimated Time	Cost
Research (1)	4-6 months	$5,000
Acquisition of Properties (2)	6-12 months	$75,953
Exploration (3)	4-6 months	$10,000
Analysis (4)	4-6 months	$2,000
Salaries (5)	All 12 months	$10,000
Accounting (6)	All 12 months	$5,000
Office Expenses (7)	All 12 months	$2,000

(1)	Costs related to the examination of potential property acquisitions.
(2)	Costs of acquiring mineral properties.
(3)	Costs related to trenching and surface sampling.
(4)	Costs related to analyzing mineral claims.
(5)	Salaries to be paid to officers of the corporation.
(6)	Costs for accounting and auditing services.
(7)	Costs of stationary, mail, telephone & other office supplies.

Limited Operating History; Need for Additional Capital

We have no operations upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our, and possible cost overruns due to price and cost increases in services.

We will have to retain experts to assist in developing the properties we lease and in locating additional appropriate projects.  Our interest in the properties is limited to our leasehold interest.  Our leases, however, grant us a right to purchase the underlying minerals upon completion of certain conditions.  In order to assist in deciding if we should invest in a particular project, we will first need to be provided with at least the following:

*	A description of the project and the location of the property;
*	The lands that will be subject to the exploration project;
*	The royalties, net profit interest or other charges applicable to the subject lands;
*	The estimated cost of any geophysical work contemplated; and
*	The estimated acquisition costs, exploration costs and development costs of the property.

To become profitable and competitive, we will have to conduct research and exploration of the properties we have acquired.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

For the three months ended March 31, 2013, we generated revenues and gross profit of $0, compared to $0 for the same period in 2012.  Operating expenses were $17,105 for the three months ended March 31, 2013, compared to $30,153 for the same period in 2012.  Property acquisition costs were higher in 2012 than in 2013, accounting for the difference.

For the nine months ended March 31, 2013, we generated revenues and gross profit of $0, compared to $0 for the same period in 2012.  Operating expenses were $84,801 for the nine months ended March 31, 2013, compared to $39,949 for the same period in 2011.  The increase is due to annual claim fees paid on the Company’s properties plus exploration expenses.

Material Changes in Financial Condition

At March 31, 2013, we had assets of $189,868, including cash of $121,868, compared to assets of 133,410, including cash of $121,410, at June 30, 2012.  The increase in assets is attributable to property acquisitions.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations.

Since our inception on January 22, 2007, we have issued 7,661,000 restricted shares of common stock and 2,925,000 Redeemable Warrants.  The exercise period of the Redeemable Warrants is three (3) years from March 1, 2012.  Two (2) Redeemable Warrants plus $0.25 are convertible into one (1) restricted share of common stock. The Redeemable Warrants are redeemable by us upon thirty (30) days written notice to the warrant holder.  If we issue such notice, and the Redeemable Warrants are not exercised during the 30 day period, the Redeemable Warrants will terminate thirty (30) days from the date of the notice.

Included in the foregoing are 850,000 shares of common stock on October 30, 2007, 300,000 shares of common stock on December 4, 2007, and 100,000 shares on January 10, 2008. These shares were issued to our officers, directors, and founders in consideration of $6,000. The foregoing 1,250,000 shares of common stock were issued pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933, as amended.

In November 2011, we issued 1,600,000 restricted shares of common stock to 21 persons at a price of $0.02 per share for a total of $32,000.  The 21 persons were all accredited investors.

In July 2012, we completed a private placement of 2,925,000 Units.  Each Unit was comprised of one (1) restricted share of common stock and one (1) redeemable stock purchase warrant.  The exercise period of the warrants is three (3) years from March 1, 2012.  Two (2) warrants plus $0.25 are convertible into one (1) restricted share of common stock. The warrants are redeemable by us upon thirty (30) days written notice to the holder thereof.  If we issue such notice and the holder does not exercise the Redeemable Warrants during the 30 day period, the Redeemable Warrants will terminate thirty (30) days from the date of the notice.  The sale of the Units was made pursuant to the exemption from registration contained in Reg. 506 of the Securities Act of 1933, as amended.

During the next twelve months, we will be required to spend $45,000 on property leases and spend a minimum of $15,000 on property exploration.  These expenses are included in the amounts listed under “Plan of Operation – Milestones.”  See “Property Agreements” for lease payments required after twelve months.

As of March 31, 2013, our total assets were $189,868, and our total liabilities were $11,000.  We have cash of $121,868 at March 31, 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of commitments and contingencies at the date of the consolidated financial statements and the reported amount of revenues and expenses during the period.  All of our significant accounting policies and estimates are described in note 2 of the June 30, 2012 audited financial statements.  We consider the following policies as being critical with regard to the impact estimates and changes in estimates could have on our financial condition, changes in financial condition or results of operations.

Mineral Property Costs-The Company has been in the exploration stage since its inception on January 27, 2007 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized. The Company assesses the carrying costs for impairment under ASC 360, Property, Plant, and Equipment at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Stock Based Compensation - The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation, and ASC 505, Equity based payments to non employees, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

Under the JOBS Act, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of this extended transition period. Since we will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, our financial statements may not be comparable to financial statements of companies that comply with public company effective dates.

Auditors

Our auditors are MaloneBailey, LLP.  We have not changed auditors.  We do not have nor have we ever had any disagreements with our auditors concerning a financial accounting, reporting, or auditing matter that could be significant to the financial statements or the auditor’s report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 22, 2013, our Form S-1 registration statement (SEC file no. 333-185140) was declared effective by the SEC.  Pursuant to the S-1, we offered 4,926,200 shares of common stock at an offering price of $0.10 per share in a direct public offering, without any involvement of underwriters or broker-dealers. As of the date hereof, we have not sold any shares of our common stock to anyone.

ITEM 6.	EXHIBITS.

The following documents are included herein:

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation (12/11/2007).	S-1/A-1	1/24/13	3.1

3.2	Bylaws of Idaho North Resources Corp.	S-1/A-1	1/24/13	3.2

4.1	Specimen Stock Certificate.	S-1/A-1	1/24/13	4.1

10.1	Lease Agreement with Mountain Gold Claims LLC for Klondike 25-29 Property, Klondike 41 Property, Klondike Central Property and Klondike Southeast Property.	S-1	11/26/12	10.1

10.2	Lease Agreement with Mountain Gold Claims LLC and Black Rock Exploration LLC for Divide TH Property, Divide DN Property and Divide GS Property.	S-1	11/26/12	10.2

10.3	Lease Agreement with Mountain Gold Exploration, Inc. and Lane A. Griffin and Associates for the Eagleville Property.	S-1	11/26/12	10.3

10.4	Employment Agreement with Erik Panke.	S-1/A-1	1/24/13	10.4

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Warrant Agreement.	S-1	11/26/12	99.1

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 20th day of May, 2013.

IDAHO NORTH RESOURCES CORP.
(the “Registrant”)

BY:	MARK FRALICH
Mark Fralich
President, Principal Executive Officer and a member of the Board of Directors

BY:	ERIK PANKE
Erik Panke
Principal Accounting Officer, Principal Financial Officer, Secretary, Treasurer and a member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation (12/11/2007).	S-1/A-1	1/24/13	3.1

3.2	Bylaws of Idaho North Resources Corp.	S-1/A-1	1/24/13	3.2

4.1	Specimen Stock Certificate.	S-1/A-1	1/24/13	4.1

10.1	Lease Agreement with Mountain Gold Claims LLC for Klondike 25-29 Property, Klondike 41 Property, Klondike Central Property and Klondike Southeast Property.	S-1	11/26/12	10.1

10.2	Lease Agreement with Mountain Gold Claims LLC and Black Rock Exploration LLC for Divide TH Property, Divide DN Property and Divide GS Property.	S-1	11/26/12	10.2

10.3	Lease Agreement with Mountain Gold Exploration, Inc. and Lane A. Griffin and Associates for the Eagleville Property.	S-1	11/26/12	10.3

10.4	Employment Agreement with Erik Panke.	S-1/A-1	1/24/13	10.4

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Warrant Agreement.	S-1	11/26/12	99.1

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X