Form 10-K
period 2013-06-30
Idaho North Resources Corp.
filed 2013-09-20
CIK 1543395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2013

Commission File Number:   333-185140

IDAHO NORTH RESOURCES CORP.
(Name of small business issuer in its charter)

Idaho
(State or other jurisdiction of incorporation or organization)

2555 West Palais Drive
Coeur d’Alene, ID   83815
(Address of principal executive offices, including zip code.)

(509) 928-7604
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
NONE	COMMON STOCK

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES [   ]   NO [X]

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act:    YES [X]   NO [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]   NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [   ]   NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]   NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2013: $0.00.

As of September 19, 2013, 7,761,000 shares of the registrant’s common stock were outstanding.

PART I

ITEM 1.                   BUSINESS.

General

We were incorporated in the State of Idaho on January 22, 2007 as an exploration stage mining corporation.  An exploration stage corporation is one engaged in the search for mineral deposits or reserves, which are not in either the development or production stage. We intend to conduct exploration activities on one or more of the properties we lease. Our interest in the properties is limited to our leasehold interest.  Our leases, however, grant us a right to purchase the underlying minerals upon completion of certain conditions.  Currently, we have leases on a number of gold properties in Nevada. We maintain our statutory registered agent’s office at Columbia Stock Transfer, 601 E. Seltice Way, Suite 202, Post Falls, Idaho 83854.  Our business office is located at 2555 West Palais Drive, Coeur d’Alene, Idaho 83815. This is also our mailing address. The telephone number is (509) 928-7604.

There is no assurance that a commercially viable mineral deposit will be found on any property we explore. Further exploration will be required before a final evaluation of economic feasibility is determined. We have no plans to change our business activities or to combine with another business and are not aware of any events or circumstances that might cause our plans to change.

There is no assurance that a commercially viable mineral deposit exists on the claims, and further exploration will be required before a final evaluation as to the economic feasibility is determined.

We have no plans to change our business activities or to combine with another business and are not aware of any events or circumstances that might cause our plans to change.

The fee simple title to the property we lease is owned by the United States of America.  Mountain Gold Claims, LLC and other owners have staked the land and obtained a claim from the BLM.  They then leased the properties to us.

The properties we have leased are unencumbered, and there are no competitive conditions which affect the claims. Further, there is no insurance covering the claims, and we believe that no insurance is necessary since the claims are unimproved and contain no buildings or improvements.

To date, we have had limited exploration activities on the properties. We are presently in the exploration stage, and we cannot guarantee that a commercially viable mineral deposit, a reserve, exists in the claims until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

We have no current plans, proposals or arrangements, written or otherwise, to abandon the exploration of our mineral claims and either enter into a different line of business or to complete a business combination transaction with another company.

For all projects, power source would be provided by portable diesel/gas generators.  There are no infrastructures on any of the projects, just raw land and dirt/gravel roads.

An exploration plan has not been developed for each of the properties. Limited exploration work such as mapping, surface sampling and assaying will be done to meet the work commitments required by the lease agreements, which, for the next year, are $25,000 for the Klondike Lease, $25,000 for the Divide Lease and $10,000 for the Eagleville Lease.

Currently, we do not have any permits in hand.  No permits are required for exploration work that does not included motorized equipment.  In the future, should heavy equipment, including drilling, be conducted, a Notice of Intent to Operate or Plan of Operation Permit may be required.

The following maps disclose the physical locations of the properties:

MAP 1

IDAHO NORTH RESOURCES CORPORATION

Winnemucca
Elko
RENO
Divide Projects
Tonopah
Goldfield
Klondike Projects
LAS VEGAS
Miles
0
50
100
150
0
50
100
150
200
Kilometers

Figure 1. LOCATION MAP

MAP 2

IDAHO NORTH RESOURCES CORPORATION

Tonopah Mining District
Tonopah
Divide - DN Project
Divide Mining District
Divide - GS Project
Divide - TH Project
Klondike - 41 Project
Klondike - 25-59 Project
Klondike -Central Project
Klondike - Southeast Project
Klondike Mining District

FIGURE 2. PROJECTS MAP

MAP 3

Bell Mtn. Deposit
Gold: 190,000 ozs.
Silver: 6,400,000 ozs.
Bruner Deposit
Gold: 390,000 ozs.
N70E Structual Zone
Denton - Rawhide Deposit
Gold: 2,000,000 ozs.
Silver: 16,626,000 ozs.
Eagleville Project
Walker Lane Structural Zone
Burro Deposit
Gold: 160,000 ozs.
Sullivan Deposit
Gold: 433,500 ozs.
Silver: 877,200 ozs.
Paradise Peak Deposit
Gold: 1,724,000 ozs.
Silver: 25,100,000 ozs.
Isabella - Pearl Deposit
Gold: 400,000
Santa Fe Deposit
Gold: 583,500 ozs.
Silver: 2,350,000
Explanation
Gold
Gold, Silver
Eagleville Claim Block
Eagleville Project
Idaho North Resources Corporation
Eagleville Project
Regional View
Adjacent Gold and Silver Deposits
DATE
10/30/2012
Scale
1 inch = 15,000 feet
Drawn by:
Gary Johnson

We lease the following properties from Mountain Gold Claims, LLC and Black Rock Exploration, LLC pursuant to written lease agreements.

DIVIDE TH PROPERTY

The Divide TH Property is comprised of two located unpatented lode mining claims of approximately 40 acres located in the Divide Mining District, situated in Esmeralda County Nevada.  The Divide TH Project covers formal exploratory workings on an indicated mineral showing.  Mountain Gold Claims, LLC Series 5 and Black Rock Exploration, LLC each own 50% ownership of the total 100% ownership as the registered owners of the Divide TH Project.

Location and Access

The Divide TH Property comprises approximately 40 acres.  The TH 1 and TH 2 lode mining claims were located on September 1, 2011and were filed in the Esmeralda County recorder’s office in Goldfield, Nevada on November 17, 2011 as Instrument Document Number 185004 and 185005, Book 310 & Pages 298 and 299 in the official records and were filed with the Bureau of Land Management in Reno, Nevada State Office on November 28, 2011 as Instrument NMC Number 1058060 and 1058061.

The Divide TH Project is located within Sections 7 and 8, Township 1 North, Range 43 East in the Divide Mining District of Esmeralda County, Nevada.

Access from Tonopah, Nevada to the Divide TH Project is approximately 9.5 miles to the southeast.  From the Town of Tonopah, Nevada, access via 2.7 miles south from Tonopah on US Hwy 95, then 3.5 miles southeast along old US Hwy 9, then 3.3 miles east on unimproved dirt roads to the Divide TH Project.

In addition to the state regulations, federal regulations require a yearly maintenance fee to keep the claims in good standing.  In accordance with federal regulations, the Divide TH Project is in good standing to September 1, 2014.  A yearly maintenance fee of $280 is required to be paid to the Bureau of Land Management prior to the expiration date to keep the claims in good standing for an additional year.

History

At the Divide Project, several historical prospects, adits and shafts have explored the project area. There is no recorded production from the ground covered by the Divide TH Project.  In 2003, MK Gold conducted limited reconnaissance geological mapping and geochemical sampling.  In 2006, AuEx, Inc. conducted limited reconnaissance geological mapping and geochemical sampling.  In 2011 and 2012, Mountain Gold Claims, LLC Series 5 and Black Rock Exploration, LLC conducted limited reconnaissance exploration and geological mapping.

Physiography, Climate, Vegetation and Water

The Divide TH Project is situated in the southeastern portion of the Divide Mining District and is approximately nine and one-half miles southeast of the town of Tonopah, Nevada.  Topography on the Project is very gentle with an average elevation range of 5,680 feet to 5,760 feet.

The Divide TH Project area is of a typically high desert climate with relatively moderate temperatures and low precipitation.  Vegetation consists mainly of sparse sage brush.  Sources of water would be available from valley wells or from the towns of Tonopah.

Regional Geology

The Divide TH Project is situated in the southwestern portion of the San Antonio Mountains within the northwest-trending Walker Lane structural domain of the Basin and Range physiographic province.  The right-lateral, strike-slip faulting associated with the Walker Lane zone created a large, east-west trending drag fold in the area of the Tonopah and Divide mining districts.  Most mineralization in the Divide Mining District occurs on west-northwest slays from these regional structural activities. The Divide Mining District is situated on a major Tertiary felsic to intermediate volcanic eruptive center intruded by several late stage rhyolitic and latitic intrusive-extrusive bodies.   Miocene pre-mineral volcanic rocks in the Divide Mining District consist of the Fraction Tuff (rhyolitic), Siebert Formation tuffaceous and lacustrine siltstone and tuff, Oddie Rhyolite intrusives and lower part of the Divide Andesite.  Post-mineral volcanic rocks include the Brougher Rhyolite and upper Divide Andesite.

In the southeast portion of the Divide Mining District, Tertiary volcanic rocks of intermediate to felsic composition consisting of flows, tuffs, lahars and agglomerates are the dominate rocks and locally may have been intruded by rhyolitic dikes, sills and plug.

Divide TH Project Geology

The Divide TH Project comprises of Tertiary volcanic rocks consisting of intermediate to felsic flows and tuffs of the Fraction Tuff host rocks and locally has been intruded by rhyolitic bodies.  The Fraction Tuff Formation has been strongly fractured and developed northeast-southwest and northwest-southeast-west faults and joints.  In the central portion of the Project area, a north-south trending hydrothermal breccia zone intrudes the Fraction Tuff and a flow banded rhyolite dome intrusive.

Divide TH Project Mineralization

At the Divide TH Project, alteration is very extensive consisting of epithermal zones of argillization-sericitization, local silicification and quartz-adularia-pyrite veinlets along faults and fracture planes. Pyrite is disseminated and occurs along and within veinlets and is generally oxidized. At the Divide TH Project, a regional, north-south structural zone may control the emplacement of gold and silver mineralization exposed in old mine workings and outcrops.  Mineralization is hosted in the Fraction Tuff and may be associated with a rhyolite dome intrusive and hosted within east-west faults and a north-south trending hydrothermal breccia zone.

DIVIDE DN PROPERTY

The Divide DN Property is comprised of six located unpatented lode mining claims of approximately 120 acres located in the Divide Mining District, situated in Esmeralda County Nevada.  The Divide DN Project covers formal exploratory workings on an indicated mineral showing.  Mountain Gold Claims, LLC Series 5 and Black Rock Exploration, LLC each own 50% ownership of the total 100% ownership as the registered owners of the Divide DN Project.

Location and Access

The Divide DN Project comprises approximately 120 acres.  The DN 1 thru DN 6 lode mining claims were located on September 1, 2011 and were filed in the Esmeralda County recorder’s office in Goldfield, Nevada on November 17, 2011 as Instrument Document Number 184997 thru 185002, Book 310 & Pages 292 thru 297 in the official records and were filed with the Bureau of Land Management in Reno, Nevada State Office on November 28, 2011 as Instrument NMC Number 1058054 thru 1058059.

The Divide DN Project is located within Sections 14, 15, 22 and 23, Township 2 North, Range 42 East the Divide Mining District of Esmeralda County, Nevada.

Access from Tonopah, Nevada to the Divide DN Project Property is approximately 3.0 miles to the southeast.  From the Town of Tonopah, Nevada, access via 2.7 miles south from Tonopah on US Hwy 95, then 0.3 miles southeast along old US Hwy 9 to the Divide DN Project.

In addition to the state regulations, federal regulations require a yearly maintenance fee to keep the claims in good standing. In accordance with federal regulations, the Divide DN Project is in good standing to September 1, 2014. A yearly maintenance fee of $840 is required to be paid to the Bureau of Land Management prior to the expiration date to keep the claims in good standing for an additional year.

History

At the Project, several historical prospects have explored the project area.  There is no recorded production from the ground covered by the Divide DN Project.  In 2011, Mountain Gold Claims, LLC Series 5 and Black Rock Exploration, LLC conducted limited reconnaissance exploration, geological mapping and rock chip geochemical sampling.

Physiography, Climate, Vegetation and Water

The Divide DN Project is situated in the northern portion of the Divide Mining District and is approximately three miles south of the town of Tonopah, Nevada. Topography on the Project is very gentle with an average elevation range of 5,800 feet to 5,960 feet.

The Divide DN Project area is of a typically high desert climate with relatively moderate temperatures and low precipitation. Vegetation consists mainly of sparse sage brush.  Sources of water would be available from valley wells or from the towns of Tonopah.

Regional Geology

The Divide DN Project is situated in the southwestern portion of the San Antonio Mountains within the northwest-trending Walker Lane structural domain of the Basin and Range physiographic province.  The right-lateral, strike-slip faulting associated with the Walker Lane zone created a large, east-west trending drag fold in the area of the Tonopah and Divide mining districts.  Most mineralization in the Divide Mining District occurs on west-northwest slays from these regional structural activities. The Divide Mining District is situated on a major Tertiary felsic to intermediate volcanic eruptive center intruded by several late stage rhyolitic and latitic intrusive-extrusive bodies.  Miocene pre-mineral volcanic rocks in the Divide Mining District consist of the Fraction Tuff (rhyolitic), Siebert Formation tuffaceous and lacustrine siltstone and tuff, Oddie Rhyolite intrusives and lower part of the Divide Andesite. Post-mineral volcanic rocks include the Brougher Rhyolite and upper Divide Andesite.

In the northern portion of the Divide Mining District, Tertiary volcanic rocks of intermediate to felsic composition consisting of flows, tuffs, lahars and agglomerates are the dominated host rocks and locally may have been intruded by rhyolitic dikes, sills and plugs.

Divide DN Project Geology

The Divide DN Project is comprised of Tertiary volcanic rocks consisting of intermediate to felsic flows and tuffs of the Fraction Tuff host rocks and has been locally intruded by rhyolitic bodies.  The Fraction Tuff Formation has been strongly fractured and developed northeast-southwest and east-west joints.

Divide DN Project Mineralization

   At the Divide DN Project, alteration is very extensive, consisting of epithermal zones of argillization-sericitization, local silicification and quartz-adularia-pyrite veinlets along faults and fracture planes.  Pyrite is disseminated and occurs along and within veinlets and is generally oxidized and locally hosts visible, mineralized material.  At the DN claims, northeast striking structures host quartz-pyrite alteration, and sampling of old workings and outcrops returned mineralized material.

DIVIDE GS PROPERTY

The Divide GS Property is comprised of two located unpatented lode mining claims of approximately 40 acres located in the Divide Mining District, situated in Esmeralda County, Nevada.  The Divide GS Project covers formal exploratory workings on an indicated mineral showing.  Mountain Gold Claims, LLC Series 5 and Black Rock Exploration, LLC each own 50% ownership of the total 100% ownership as the registered owners of the Divide GS Project.

Location and Access

The Divide GS Project comprises approximately 40 acres.  The GS 1 and GS 3 lode mining claims were located on September 1, 2011and were filed in the Esmeralda County recorder’s office in Goldfield, Nevada on November 17, 2011 as Instrument Document Number 185007 and 185008, Book 310 & Pages 300 and 301 in the official records and were filed with the Bureau of Land Management in Reno, Nevada, State Office on November 28, 2011 as Instrument NMC Number 1058062 and 1058063.

The Divide GS Project is located within Sections 1 and 2, Township 1 North, Range 42 East in the Divide Mining District of Esmeralda County, Nevada.

Access from Tonopah, Nevada to the Divide GS Project Property is approximately 7.5 miles to the southeast.  From the Town of Tonopah, Nevada, access via 2.7 miles south from Tonopah on US Hwy 95, then 3.5 miles southeast along old US Hwy 9, then 1.3 miles east on unimproved dirt roads to the Divide GS Project.

In addition to the state regulations, federal regulations require a yearly maintenance fee to keep the claims in good standing.  In accordance with federal regulations, the Divide GS Project is in good standing to September 1, 2014.  A yearly maintenance fee of $280 is required to be paid to the Bureau of Land Management prior to the expiration date to keep the claims in good standing for an additional year.

History

At the Property, a several historical prospects have explored the project area. There is no recorded production from the ground covered by the Divide GS Project.  In 1991, Kennecott Exploration conducted limited reconnaissance geological mapping and geochemical sampling.  In 2003, MK Gold conducted limited reconnaissance geological mapping and geochemical sampling.  In 2006, AuEx, Inc. conducted limited reconnaissance geological mapping and geochemical sampling.  In 2011 and 2012, Mountain Gold Claims, LLC Series 5 and Black Rock Exploration, LLC conducted limited reconnaissance exploration and geological mapping.

Physiography, Climate, Vegetation and Water

The Divide GS Project is situated in the southeastern portion of the Divide Mining District and is approximately seven and one-half miles southeast of the town of Tonopah, Nevada.  Topography on the Project is very gentle with an average elevation range of 5,840 feet to 5,960 feet.

The Divide GS Project area is of a typically high desert climate with relatively moderate temperatures and low precipitation.  Vegetation consists mainly of sparse sage brush.  Sources of water would be available from valley wells or from the towns of Tonopah.

Regional Geology

The Divide GS Project is situated in the southwestern portion of the San Antonio Mountains within the northwest-trending Walker Lane structural domain of the Basin and Range physiographic province.  The right-lateral, strike-slip faulting associated with the Walker Lane zone created a large, east-west trending drag fold in the area of the Tonopah and Divide mining districts.  Most mineralization in the Divide Mining District occurs on west-northwest slays from these regional structural activities. The Divide Mining District is situated on a major Tertiary felsic to intermediate volcanic eruptive center intruded by several late stage rhyolitic and latitic intrusive-extrusive bodies.   Miocene pre-mineral volcanic rocks in the Divide Mining District consist of the Fraction Tuff (rhyolitic), Siebert Formation tuffaceous and lacustrine siltstone and tuff, Oddie Rhyolite intrusives and lower part of the Divide Andesite.  Post-mineral volcanic rocks include the Brougher Rhyolite and upper Divide Andesite.

In the southeast portion of the Divide Mining District, Tertiary volcanic rocks of intermediate to felsic composition consisting of flows, tuffs, lahars and agglomerates are the dominate rocks and locally may have been intruded by rhyolitic dikes, sills and plugs.

Divide GS Project Geology

The Divide GS Project is comprised of Tertiary volcanic rocks consisting of intermediate to felsic flows and tuffs of the Fraction Tuff host rocks and locally has been intruded by rhyolitic bodies.

The Fraction Tuff Formation has been strongly fractured and developed northeast-southwest and northwest-southeast-west faults and joints.

Divide GS Project Mineralization

At the Divide GS Project, alteration is very extensive, consisting of epithermal zones of argillization-sericitization, local silicification and quartz-adularia-pyrite veinlets along faults and fracture planes.  Pyrite is disseminated and occurs along and within veinlets and is general oxidized and locally hosts visible, mineralized material.  At the GS claims, northwest structures host quartz-pyrite alteration, and sampling of old workings and outcrops returned mineralized material.

KLONDIKE 25-59 PROPERTY

The Klondike 25-59 Property is comprised of two located unpatented lode mining claims of approximately 33 acres located in the Klondike Mining District, situated in Esmeralda County, Nevada.  The Klondike 25-59 Project covers formal exploratory workings on an indicated mineral showing.  Mountain Gold Claims, LLC Series 8 is the registered owner of the Klondike 25-59 Project.

Location and Access

The Klondike 25-59 Project comprises approximately 33 acres.  The KN 25 lode mining claim was located on November 22, 2006 and was filed in the Esmeralda County recorder’s office in Goldfield, Nevada on February 13, 2007 as Instrument Document Number 166406, Book 249 & Page 360 in the official records and was filed with the Bureau of Land Management in Reno, Nevada, State Office on February 14, 2007 as Instrument NMC Number 946383.

The KN 59 lode mining claim was located on January 19, 2007 and was filed in the Esmeralda County recorder’s office in Goldfield, Nevada on April 16, 2007 as Instrument Document Number 167077, Book 251 & Page 391 in the official records and was filed with the Bureau of Land Management in Reno, Nevada, State Office on April 17, 2007 as Instrument NMC Number 949623.

The Klondike 25-59 Project is located within Section 24, Township 1 North, Range 42 East and Section 19, Township 1 North, Range 43 East in the Klondike Mining District of Esmeralda County, Nevada.

Access from Tonopah, Nevada to the Klondike 25-59 Property is approximately 12.2 miles to the southeast.  From the Town of Tonopah, Nevada, access via 2.7 miles south from Tonopah on US Hwy 95, then 7 miles southeast along old US Hwy 95, then southeast 2.5 miles along an improved and dirt road to the Klondike 25-59 Project.

In addition to the state regulations, federal regulations require a yearly maintenance fee to keep the claims in good standing.  In accordance with federal regulations, the Klondike 25-59 Project is in good standing to September 1, 2014. A yearly maintenance fee of $280.00 is required to be paid to the Bureau of Land Management prior to the expiration date to keep the claims in good standing for an additional year.

History

At the property, a few historical prospects have explored the project area. There is no recorded production from the ground covered by the Klondike 25-59 Project.  In 2006, Mountain Gold Exploration, Inc. conducted limited renaissance exploration and geological mapping.  Between 2008 and 2009, exploration and geological mapping was conducted by AuEx, Inc.

Physiography, Climate, Vegetation and Water

The Klondike 25-59 Project is situated midway between the towns of Tonopah and Goldfield, Nevada and approximately 12 miles south-southeast of Tonopah in the northern portion of the Klondike Hill.

Topography on the Project is gentle to moderate with an average elevation range of 5,440 feet to 5,560 feet.

The Klondike 25-59 Project area is of a typically desert climate with relatively high temperatures and low precipitation.  Vegetation consists mainly of sparse sage brush.  Sources of water would be available from valley wells or from the towns of Tonopah or Goldfield.

Regional Geology

The Klondike 25-59 Project is situated in the Klondike Hills within the northwest-trending Walker Lane structural domain province and where Walker Lane related structures intersect a possible, recently recognized caldera margin.  The Klondike Hills are part of a large syncline with an axis trending northeast and plunging to the northeast.  Anticlinal folding and imbricated thrusting along the southern limb have created a complex structural setting and locally control precious metal mineralization.  The majority of the rocks in the Klondike Mining District consist of early Cambrian Mule Springs Limestone, Cambrian Emigrant Formation consisting of argillite and limestone and the Paleozoic Ordovician Palmetto Formation consisting of limestone, carbonaceous argillite, siltstone and chert.  The Cambrian and Paleozoic sediments have been intruded by Mesozoic granites and Tertiary rhyolite dikes and sills.  In the northern portion of the Klondike Mining District, Tertiary volcanic rocks of intermediate to felsic composition consisting of flows, tuffs, lahars and agglomerates locally intruded by rhyolitic dikes, sill and plugs occur.

Klondike 25-59 Project Geology

The Klondike 25-59 Project is comprised of Tertiary volcanic rocks consisting of intermediate to felsic flows tuffs, lahars and agglomerates and may have been locally intruded by rhyolitic bodies.

Klondike 25-59 Project Mineralization

At the Klondike 25-59 Project, alteration includes local quartz-calcite veining-stockwork, argillization and disseminated pyritization.  Mineralized material in the Klondike 25-59 Project area is hosted along scattered north-south striking calcite-quartz stockwork veinlets which have been intruded by Tertiary volcanic tuffs and agglomerates.

KLONDIKE 41 PROPERTY

The Klondike 41 Property is comprised of one located unpatented lode mining claim of approximately 20 acres located in the Klondike Mining District, situated in Esmeralda County, Nevada.  Mountain Gold Claims, LLC Series 8 is the registered owner of the Klondike 41 Project.

Location and Access

The Klondike 41 Project comprises approximately 20 acres.  The KN 41 lode mining claim was located on November 22, 2006 and was filed in the Esmeralda County recorder’s office in Goldfield, Nevada on February 13, 2007 as Instrument Document Number 166423, Book 249 & Page 376 in the official records and was filed with the Bureau of Land Management in Reno, Nevada, State Office on February 14, 2007 as Instrument NMC Number 946399.

The Klondike 41 Project is located within Section 13, Township 1 North, Range 42 East in the Klondike Mining District of Esmeralda County, Nevada.

Access from Tonopah, Nevada to the Klondike 41 Property is approximately 12.0 miles to the southeast.  From the Town of Tonopah, Nevada, access via 2.7 miles south from Tonopah on US Hwy 95, then 7 miles southeast along old US Hwy 95, then southeast 2.3miles along a dirt road to the Klondike 41 Project.

In addition to the state regulations, federal regulations require a yearly maintenance fee to keep the claim in good standing. In accordance with federal regulations, the Klondike 41 Project is in good standing to September 1, 2014.  A yearly maintenance fee of $140.00 is required to be paid to the Bureau of Land Management prior to the expiration date to keep the claim in good standing for an additional year.

History

At the Project, a few historical prospects have explored the project area. There is no recorded production from the ground covered by the Klondike 41 Project.  In 2006, Mountain Gold Exploration, Inc. conducted limited reconnaissance exploration and geological mapping. Between 2008 and 2009, Exploration and geological mapping was conducted by AuEx, Inc.

Physiography, Climate, Vegetation and Water

The Klondike 41 Project is situated midway between the towns of Tonopah and Goldfield, Nevada, approximately 12 miles south-southeast of Tonopah in the northern portion of the Klondike Hill.

Topography on the Project is gentle to moderate with an average elevation range of 5,400 feet to 5,480 feet.

The Klondike 41 Project area is of a typically desert climate with relatively high temperatures and low precipitation. Vegetation consists mainly of sparse sage brush.  Sources of water would be available from valley wells or from the towns of Tonopah or Goldfields.

Regional Geology

The Klondike 41 Property is situated in the Klondike Hills within the northwest-trending Walker Lane structural domain province and where Walker Lane related structures intersect a possible, recently recognized caldera margin.  The Klondike Hills are part of a large syncline with an axis trending northeast and plunging to the northeast.  Anticlinal folding and imbricated thrusting along the southern limb have created a complex structural setting and locally control precious metal mineralization.  The majority of the rocks in the Klondike Mining District consist of early Cambrian Mule Springs Limestone, Cambrian Emigrant Formation consisting of argillite and limestone and the Paleozoic Ordovician Palmetto Formation consisting of limestone, carbonaceous argillite, siltstone and chert.  The Cambrian and Paleozoic sediments have been intruded by Mesozoic granites and Tertiary rhyolite dikes and sills.  In the northern portion of the Klondike Mining District, Tertiary volcanic rocks of intermediate to felsic composition consisting of flows, tuffs, lahars and agglomerates locally intruded by rhyolitic dikes, sill and plugs occur.

Klondike 41 Project Geology

The Klondike 41 Project is comprised of Tertiary volcanic rocks consisting of intermediate to felsic flows tuffs, lahars and agglomerates and may have been locally intruded by rhyolitic bodies.

Klondike 41 Project Mineralization

At the Klondike 41 Project, alteration includes local quartz-calcite veining-stockwork, argillization and disseminated pyritization.  Mineralization in the Klondike 41 Project area includes anomalous mineralized material hosted along scattered north-south striking calcite-quartz stockwork veinlets which intrude Tertiary volcanic tuffs and agglomerates.

KLONDIKE CENTRAL PROPERTY

The Klondike Central Property is comprised of nine located unpatented lode mining claims of approximately 160 acres located in the Klondike Mining District, situated in Esmeralda County, Nevada.  The Klondike Central Project covers formal exploratory workings on an indicated mineral showing.  Mountain Gold Claims, LLC Series 8 is the registered owner of the Klondike Central Project.

The Klondike Central Property comprises approximately 160 acres.  The KN 1 thru KN 6 lode mining claims were located on August 29, 2006 and were filed in the Esmeralda County recorder’s office in Goldfield, Nevada on November 22, 2006 as Instrument Document Number 165874 thru 165879, Book 247 & Pages 209 thru 214 in the official records and were filed with the Bureau of Land Management in Reno, Nevada, State Office on November 17, 2006 as Instrument NMC Number 938562 thru 938567.

KN 14 thru KN 16 lode mining claims were located on October 17, 2006 and were filed in the Esmeralda County recorder’s office in Goldfield, Nevada on November 22, 2006 as Instrument Document Number 165881 thru 165883, Book 247 & Pages 215 thru 217 in the official records and were filed with the Bureau of Land Management in Reno, Nevada, State Office on November 28, 2006 as Instrument NMC Number 940167 thru 9440169.

The Klondike Central Property is located within Section 24, Township 1 North, Range 42 East, and Sections 19, Township 1 North, Range 43 East in the Klondike Mining District of Esmeralda County, Nevada.

Access from Tonopah, Nevada to the Klondike Central Property is approximately 12.2 miles to the southeast.  From the Town of Tonopah, Nevada, access via 2.7 miles south from Tonopah on US Hwy 95, then 7 miles southeast along old US Hwy 95, then southeast 2.5 miles along an improved gravel road to the Klondike Central Project.

In addition to the state regulations, federal regulations require a yearly maintenance fee to keep the claim in good standing. In accordance with federal regulations, the Klondike Central Project is in good standing to September 1, 2014.  A yearly maintenance fee of $1,260 is required to be paid to the Bureau of Land Management prior to the expiration date to keep the claim in good standing for an additional year.

History

At the Property, several prospects, adits and mine shafts have explored the project area. Although there is no recorded production from the ground covered by the Klondike Central Project, disturbed ground near the main mine workings may suggest limited open pit and underground operations in the 1900’s.  In 2006, Mountain Gold Exploration, Inc. conducted limited reconnaissance geological mapping and geochemical sampling.  Between 2008 and 2009, geological mapping, geochemical soil and rock chip sampling, geophysical magnetic survey, along with limited reverse circulation drilling was conducted by AuEx, Inc.  In 2011-2012, Mountain Gold Claims, LLC conducted limited geological mapping and geochemical sampling for Idaho North Resources Corporation.

Physiography, Climate, Vegetation and Water

The Klondike Central Project is situated midway between the towns of Tonopah and Goldfield, Nevada, approximately 12 miles south-southeast of Tonopah in the northern portion of the Klondike Hill.

Topography on the Project is gentle to moderate with an average elevation range of 5,440 feet to 5,640 feet.

The Klondike Central Project area is of a typically desert climate with relatively high temperatures and low precipitation.  Vegetation consists mainly of sparse sage brush.  Sources of water would be available from valley wells or from the towns of Tonopah or Goldfields.

Regional Geology

The Klondike Central Property is situated in the Klondike Hills within the northwest-trending Walker Lane structural domain province and where Walker Lane related structures intersect a possible, recently recognized caldera margin.  The Klondike Hills are part of a large syncline with an axis trending northeast and plunging to the northeast.  Anticlinal folding and imbricated thrusting along the southern limb have created a complex structural setting and locally control precious metal mineralization.  The majority of the rocks in the Klondike Mining District consist of early Cambrian Mule Springs Limestone, Cambrian Emigrant Formation consisting of argillite and limestone and Paleozoic Ordovician Palmetto Formation consisting of limestone, carbonaceous argillite, siltstone and chert.  The Cambrian and Paleozoic sediments have been intruded by Mesozoic granites and Tertiary rhyolite dikes and sills.  In the northern portion of the Klondike Mining District, Tertiary volcanic rocks of intermediate to felsic composition consisting of flows, tuffs, lahars and agglomerates locally intruded by rhyolitic dikes, sill and plugs occur.

Klondike Central Project Geology

The northern portion of the Klondike Central Project is comprised of Tertiary volcanic rocks consisting of intermediate to felsic flows tuffs, lahars and agglomerates and has been locally intruded by rhyolitic dikes, sills and flow domes.  In the southern portion of the Klondike Central Project, older Cambrian-Paleozoic limestone, argillite, carbonaceous argillite, siltstone and shale sedimentary rocks dominate the area and are locally intruded by Tertiary rhyolitic dikes and sills.  In the central portion of the Klondike Central Project, a northwest-southeast trending fault zone separates the Tertiary volcanic rocks from the older Cambrian-Paleozoic sedimentary rocks.

Klondike Central Project Mineralization

At the Klondike Central Property, alteration is wide spread covering the majority of the project area.  Alteration includes silicification, quartz-calcite veining, stockwork, argillization, pyritization and iron-manganese-jarosite oxidation alteration.  Mineralized material in the Klondike Central Project is hosted along the northwest-southeast structural zone and localized along bedding plane, structural zones in the Cambrian-Paleozoic sedimentary rocks.

KLONDIKE SOUTHEAST PROPERTY

The Klondike Southeast Project is comprised of twenty-six (26) located unpatented lode mining claims of approximately 520 acres located in the Klondike Mining District, situated in Esmeralda County Nevada.  The Klondike Southeast Project covers formal exploratory workings on an indicated mineral showing.  Mountain Gold Claims, LLC Series 8 is the registered owner of the Klondike Southeast Project.

Location and Access

The Klondike Southeast Project comprises approximately 520 acres.  The KN 100 thru KN 109 and KN 147 thru KN 162 lode mining claims were located on November 16, 2011and were filed in the Esmeralda County recorder’s office in Goldfield, Nevada on February 6, 2012 as Instrument Document Number 186186 thru 186211, Book 312, Pages 306-331in the official records and were filed with the Bureau of Land Management in Reno, Nevada State Office on February 9, 2012 as Instrument NMC Number 1066359 thru 1066384.

The Klondike Southeast Property is located within Section 29 and 32, Township 1 North, Range 43 East and Section 5, Township 1 South, Range 43 East in the Klondike Mining District of Esmeralda County, Nevada.

Access from Tonopah, Nevada to the Klondike Southeast Property is approximately 14.2 miles to the southeast.  From the Town of Tonopah, Nevada, access via 2.7 miles from Tonopah on US Hwy 95, then 7 miles southeast along old US Hwy 95, then southeast 4.5 miles along an improved and dirt road to the Klondike Southeast Project.

In addition to the state regulations, federal regulations require a yearly maintenance fee to keep the claim in good standing.  In accordance with federal regulations, the Klondike Southeast Project is in good standing to September 1, 2014.  A yearly maintenance fee of $3,640 is required to be paid to the Bureau of Land Management prior to the expiration date to keep the claim in good standing for an additional year.

History

At the Project, several historical prospects have explored the project area.  There is no recorded production from the ground covered by the Klondike Southeast Project.  Between 2008 and 2009, exploration and geological mapping and sampling was conducted by AuEx, Inc.

Physiography, Climate, Vegetation and Water

The Klondike Southeast Project is situated midway between the towns of Tonopah and Goldfield, Nevada, approximately 14 miles southeast of Tonopah in the northern portion of the Klondike Hill.

Topography on the Project is gentle to moderate with an average elevation range of 5,440 feet to 5,640 feet.

The Klondike Southeast Project area is of a typically desert climate with relatively high temperatures and low precipitation.  Vegetation consists mainly of sparse sage brush.  Sources of water would be available from valley wells or from the towns of Tonopah or Goldfields.

Regional Geology

The Klondike Southeast Project is situated in the Klondike Hills within the northwest-trending Walker Lane structural domain province and where Walker Lane related structures intersect a possible, recently recognized caldera margin.  The Klondike Hills are part of a large syncline with an axis trending northeast and plunging to the northeast.  Anticlinal folding and imbricated thrusting along the southern limb have created a complex structural setting and locally control precious mineralization.  The majority of the rocks in the Klondike Mining District consist of early Cambrian Mule Springs Limestone, Cambrian Emigrant Formation consisting of argillite and limestone, Paleozoic Ordovician Palmetto Formation consisting of limestone, carbonaceous argillite, siltstone and chert.  The Cambrian and Paleozoic sediments have been intruded by Mesozoic granites and Tertiary rhyolite dikes and sills.  In the northern portion of the Klondike Mining District, Tertiary volcanic rocks of intermediate to felsic composition consisting of flows, tuffs, lahars and agglomerates locally intruded by rhyolitic dikes, sill and plugs occur.

Klondike Southeast Project Geology

The Klondike Southeast Project is comprised of Tertiary volcanic rocks consisting of intermediate to felsic flows tuffs, lahars and agglomerates and may have been locally intruded by rhyolitic bodies and older.  Adjacent to the Tertiary volcanic rocks to the west and south, older Cambrian-Paleozoic limestone, and carbonaceous argillite-siltstone sedimentary rocks occur and may be locally intruded by Tertiary rhyolitic dikes and sills.

Klondike Southeast Mineralization

At the Klondike Southeast Project, alteration of the volcanic tuffs and agglomerate rocks appears high-level, consisting of argillization and local quartz-calcite veining-stockwork and disseminated pyritization.  The surrounding older Cambrian-Paleozoic rocks to the west and south are pervasively silicified and cut by quartz stockwork, and the alteration appears similar to Carlin-type systems.  Mineralization in the Klondike Southeast Project area includes anomalous mineralized material in both host rock units.

EAGLEVILLE PROPERTY

The Eagleville Property is comprised of fifty-eight (58) located unpatented lode mining claims of approximately 1,160 acres located in the Eagleville Mining District, situated in Mineral County Nevada.  Mountain Gold Exploration, Inc. owns 34% ownership, Lane Griffin and Associates owns 66% ownership, and collectively both parties own a total 100% ownership as the registered owners of the Eagleville Project.

Location and Access

The Eagleville Property is comprised of approximately 1,160 acres and 58 lode mining claims, which were located and filed in the Mineral County recorder’s office in Hawthorne, Nevada.

The Eagleville Project is located within Sections 33, 34, 35, Township 14 North, Range 33 East and Sections 2, 3, 4 and 5 Township 13 North, Range 33 East in the Eagleville Mining District of Mineral County, Nevada.

Access from Fallon Nevada, Nevada to the Eagleville Project is approximately 50 miles to the southeast.  From the Town of Fallon, Nevada, access via 30 miles southeast from Fallon on US Hwy 50, then 17 miles south along Nevada State Route 839, then 3 miles east on unimproved dirt roads to the Eagleville Project.

In addition to the state regulations, federal regulations require a yearly maintenance fee to keep the claim in good standing.  In accordance with federal regulations, the Eagleville Project is in good standing to September 1, 2014.  A yearly maintenance fee of $8,120 is required to be paid to the Bureau of Land Management prior to the expiration date to keep the claim in good standing for an additional year.

History

At the Eagleville Project, several historical prospects, adits and shafts have explored the project area. Between 1884 and 1894, there was approximately $20,000 (1,000 ounces of gold) undocumented recorded production from the ground covered by the Eagleville Project.  In 1982, Duval conducted underground mapping and sampling.  In 1983, Phelps Dodge conducted surface mapping.

Physiography, Climate, Vegetation and Water

The Eagleville Project is situated in the central portion of the Eagleville Mining District and is approximately 50 miles southeast of the town of Fallon, Nevada. Topography on the Project is moderate relief gentle with an average elevation range of 5,600 feet to 6,260 feet.

The Eagleville Project area is of a typically high desert climate with relatively moderate temperatures and low precipitation. Vegetation consists mainly of sparse sage brush.  Sources of water would be available from valley wells and springs or from the Rawhide gold and silver deposit.

Regional Geology

The Eagleville Project is located in the southern flank of the Sand Springs Range and situated in the transitional structural zone along the northeastern bounding structure of the Walker Lane Structural Belt, which separates the Great Basin and the Walker Lane physiographic provinces.

Eagleville Project Geology

At the Eagleville Project, a Triassic age complex of bi-modal intrusives dikes, sills and plugs have intruded meta-volcanic and sedimentary rocks of the Excelsior Formation, which in turn were intruded by Cretaceous granites.  Locally, post-mineral Tertiary rocks cover and conceal portions of the mineralized system.

Eagleville Project Mineralization

At the Eagleville Project, the earliest mineralization appears to be a series of north 80 east striking, silver-lead-barite veins that extend at least 3000 feet. These earlier north 80 east trending silver-lead-barite vein structural zones are steeply dipping and well exposed for over 3000 feet to the southwest.  An isolated exposure in a drainage canyon suggests the veins may extend over 8,000 feet.   High grade, narrow, free-gold mineralization is hosted along a series of northwest striking en echelon quartz-pyrite veins, and numerous working have explored and mined these veins.  The gold is found primarily in the free state as sub millimeter grains with minor sulfides and iron oxides.  The quartz veins were mined at an average width of 3 feet from the surface down to over 400 feet down dip by stoping on 50 foot levels.

BLM serial numbers or identification numbers in regarding the Eagleville property.

Name of claims or sites	BLM Serial Number

Molly	683538
Mitchel	683539
Sleeper	840466
Dragon Stone	840467
Eagle Gold 1	813143
Eagle Gold 2	813144
Eagle 12	800373
Eagle 14	800374
Eagle 33	800375
Eagle 35	800376
Eagle 8 to Eagle 11	846896 to 846899
Eagle 13	846900
Eagle 15 to Eagle 18	846901 to 846904
Eagle 27 to Eagle 32	846913 to 846918
Eagle 37	846919
Eagle 39 to Eagle 42	846920 to 846924
Eagle 44	846925
Eagle 46	846927
Eagle 51	846932
Eagle 52 to Eagle 70	846951 to 846969
Eagle 91 to Eagle 94	846946 to 846949
Eagle 102	846950
Eagle 103	846971

Property Agreements

We lease the foregoing properties pursuant to the following lease agreements:

1.	Mountain Gold Claims LLC Series 8 for the Klondike 25-29 Property, Klondike 41 Property, Klondike Central Property and Klondike Southeast Property.
2.	Mountain Gold Claims LLC Series 5 and Black Rock Exploration LLC for the Divide TH Property, Divide DN Property and Divide GS Property.
3.	Mountain Gold Exploration, Inc. and Lane A. Griffin and Associates for the Eagleville Property.

Our interest in the properties is limited to our leasehold interest.  Our leases, however, grant us a right to purchase the underlying minerals upon completion of certain conditions described below.

On October 24, 2011, we entered into an Exploration and Mining Lease and Option to Purchase Agreement (the “Agreement”) with Mountain Gold Claims, LLC. Series 8, a Nevada Limited Liability Company (“MGC”) wherein we leased the Klondike North Property from MGC under the terms of the claims MGC holds on the property.  The term of the lease is 50 years.  Under the terms of the Agreement we are obligated to make yearly lease payments to MGC of $10,000 or 250,000 restricted shares of common stock the first year, $20,000 the second year; $30,000 the third year; $40,000 the fourth year; $50,000 the fifth year; and, $100,000 the eleventh year and thereafter.  Further, we are obligate to issue 500,000 restricted shares of common stock to Mountain Gold Holdings LLC, Series S.  In addition we are obligated to pay MGC a net smelter royalty of 3% from the sale or production of minerals from the property.  We are also obligated to expend at least $5,000 during the first year of the Agreement; $25,000 the second year; $50,000 the third year; $75,000 the fourth year; and, $100,000 the fifth year and thereafter. In addition to the foregoing, we are obligated to perform work assessments on the property required by federal and state laws.  In consideration of the foregoing, we have the right to remove all minerals from the property.  We also have the right to acquire 1% of the smelter royalty for $1,000,000 and an additional 1% for $3,000,000.  We also have the right to purchase the claims underlying the Agreement from MGC in consideration of $400,000.  During the term of the lease, we are obligated to pay all fees related thereto and indemnify MGC from any losses incurred by MGC.  The Agreement contains additional obligations to be performed by us during the term of the Agreement.

On February 21, 2012, we entered into an Exploration and Mining Lease and Option to Purchase Agreement (the “Agreement”) with Mountain Gold Claims, LLC. Series 5, a Nevada Limited Liability Company and Black Rock Exploration LLC, a Nevada Limited Liability Company (collectively the “Owner”) wherein we leased the Divide Property from the Owner under the terms of the claims Owner holds on the property.  The term of the lease is 50 years.  Under the terms of the Agreement we are obligated to deliver 100,000 restricted shares of common stock on the execution of the Agreement and make yearly lease payments to the Owner of $10,000 or 100,000 restricted shares of common stock the first year; $20,000 the second year; $30,000 the third year; $40,000 the fourth year; $50,000 the fifth year through tenth years; and $100,000 the eleventh year and thereafter.  In addition we are obligated to pay the Owner a net smelter royalty of 3% from the sale or production of minerals from the property.  We are also obligated to expend at least $5,000 during the first year of the Agreement; $25,000 the second year; $50,000 the third year; $75,000 the fourth year; and, $100,000 the fifth year and thereafter. In addition to the foregoing, we are obligated to perform work assessments on the property required by federal and state laws.  In consideration of the foregoing, we have the right to remove all minerals from the property.  We also have the right to acquire 1% of the smelter royalty for $1,000,000 and an additional 1% for $3,000,000.  We also have the right to purchase the claims underlying the Agreement from Owner in consideration of $400,000.  During the term of the lease, we are obligated to pay all fees related thereto and indemnify Owner from any losses incurred by Owner.  The Agreement contains additional obligations to be performed by us during the term of the Agreement.

On July 27, 2012, we entered into an Exploration and Mining Lease and Option to Purchase Agreement (the “Agreement”) with Mountain Gold Exploration, Inc. and Lane A. Griffin and Associates (collectively the “Owner”) wherein we leased the Eaglesville Property from the Owner.  The term of the lease is 50 years.  Under the terms of the Agreement we are obligated to deliver a total of 600,000 restricted shares of common stock over the next two years and make Advance Royalty Payments of $6,000 upon the execution of the Agreement; $15,000 prior to July 27, 2013; $20,000 prior to July 27, 2014; $30,000 prior to July 27, 2015; $40,000 prior to July 27, 2016; $50,000 annually prior to July 27, 2017 through 2021; and $100,000 prior to July 27, 2022 and each year thereafter during the term of the Agreement.  In addition we are obligated to pay the Owner a net smelter royalty of 3% from the sale or production of minerals from the property and pay a production royalty equal to 1% of the net smelter returns.  The 3% net smelter royalty is from the sale or production of minerals from the 58 unpatented lode mining claims only.   A 1% net smelter royalty from the sale or production of minerals shall be paid to the lessor from all other mining claims that exist within the Area of Interest outside of the 58 unpatented lode mining claims.  Area of Interest is defined as the area within Sections 32, 33, 34 and 35, Township 14 North, Range 33 East; and Sections 2, 3, 4, 5,

8, 9, 10 and 11Township 13 North, Range 33 East.  We are also obligated to expend at least $5,000 during the first year of the Agreement; $10,000 the second year; $25,000 the third year; $50,000 the fourth year; and, $100,000 the fifth year and each year thereafter.  In addition to the foregoing, we are obligated to perform work assessments on the property required by federal and state laws.  In consideration of the foregoing, we have the right to remove all minerals from the property.  We also have the right to acquire 1% of the smelter royalty for $1,000,000 and an additional 1% for $3,000,000.  We also have the right to purchase the claims underlying the Agreement from Owner in consideration of $400,000.  During the term of the lease, we are obligated to pay all fees related thereto and indemnify Owner from any losses incurred by Owner.  The Agreement contains additional obligations to be performed by us during the term of the Agreement.

Supplies

Supplies and manpower are readily available for exploration of the claim.

Other

Other than our interest in the claims, we own no other property.

Our Proposed Exploration Program

We plan on conducting geological mapping and additional rock chip and soil sampling, underground rock chip sampling, and, if necessary, hand trenching work to expose bedrock.  The object of this work will be to determine if there is an economically recoverable gold-silver resource on the properties.  All sample locations will be marked and mapped.  The initial phase of work will provide enough information to allow the company to decide whether or not to proceed to the next phase of exploration and warrant follow up drilling.    We will plot all sample locations on enlarged topographic maps and provide GPS with these locations.  Thereafter we will begin reverse circulation or core drilling if a decision to perform exploratory drilling is made.

Funds will be used for GIS/drafting and data compilation work, land-claim research compilation, claim surveying, staking and recording, grid surveying and installation, sample collecting, hand trenching, geological mapping, supplies, shipping, lab costs, meals, lodging, truck fuel and mileage expenses and labor.

We must conduct exploration to determine what amount of minerals, if any, exist on the properties we lease and if any minerals which are found can be economically extracted and profitably processed. Our interest in the properties is limited to our leasehold interest.  Our leases, however, grant us a right to purchase the underlying minerals upon completion of certain conditions.

The properties are undeveloped raw land. Exploration and surveying has not been initiated until we raise additional money. That is because we do not have money to complete exploration.

Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred, we have to determine if it is economically feasible to remove the mineralized material.  Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material.  We can’t predict what that will be until we find mineralized material.

We do not claim to have any minerals or reserves whatsoever at this time on any of the claims.

We cannot provide you with a more detailed discussion of how our exploration program will work and what we expect will be our likelihood of success.  We may or may not find an ore body.  We hope we do, but it is impossible to predict the likelihood of such an event.  We have the right to prospect, explore, test, develop, work and mine the claims.   The overwhelming likelihood is that there is no ore body on our mineral claims.  In addition, the nature and direction of the exploration may change depending upon initial results.

We do not have any plan to take our company to revenue generation. That is because we have not found economic mineralization yet, and it is impossible to project revenue generation.

The following is an outline of the estimated maximum costs of this first phase of exploration of the properties we lease:

Consulting Services	$50,000
Survey & Surface Sampling	$20,000
Trenching & Sampling	$50,000
Core Drilling	$200,000 – 300,000
Analyzing Samples	$30,000

Currently we have approximately $30,000 to begin the first phase of exploration.  We will have to raise additional capital to complete the first phase.  We intend to obtain the capital from the exercise of our Redeemable Warrants; possible sale of additional shares of common stock; or loans.  There is no assurance that we will raise the additional funds to complete the first phase of exploration.

Competitive Factors

The gold mining industry is fragmented.  There are many, many gold prospectors and producers, small and large. We do not compete with anyone. That is because there is no competition for the exploration or removal of minerals from the claims. We will either find gold on the claims or not. If we do not, we will cease or suspend operations. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the gold mining market. Readily available gold markets exist in the United States and around the world for the sale of gold. Therefore, we will be able to sell any gold that we are able to recover.

Rental Fee Requirement

We are obligated under our property lease agreements to pay the yearly rental or maintenance fees.  The Federal government’s Continuing Act of 2002 extends the requirement of rental or maintenance fees in place of assessment work for filing and holding mining claims with the BLM. All claimants must pay a yearly maintenance fee of $140 per claim for all or part of the mining claim assessment year. The fee must be paid at the State Office of the Bureau of Land Management by August 31, of each year. We have paid this fee through August 31, 2014. The assessment year ends on noon of September 1 of each year.  The initial maintenance fee is paid at the time the Notice of Location is filed with the BLM and covers the remainder of the assessment year in which the claim was located. There are no exemptions from the initial fee. Some claim holders may qualify for a Small Miner Exemption waiver of the maintenance fee for assessment years after the year in which the claim was located.  We do not qualify for a Small Miner Exemption.  The following sets forth the BLM fee schedule:

Fee Schedule (per claim)
Location Fee	$30.00
Maintenance Fee	$140.00
Service Charges	$10.00
Transfer Fee	$5.00
Proof of Labor	$5.00
Notice of Intent to Hold	$10.50
Transfer of Interest	$10.00
Amendment	$5.00
Petition for Deferment of Assessment Work	$25.00
Notice of Intent to Locate on Stock Raising Homestead land	$25.00

The BLM regulations provide for three types of operations on public lands: 1. Casual Use level, 2. Notice level, and 3. Plan of Operation level.

1.   Casual Use means activities ordinarily resulting in no or negligible disturbance of the public lands or resources. Casual Use operations involve simple prospecting with hand tools such as picks, shovels, and metal detectors. Small-scale mining devices such as dry washers having engines with less than 10 brake-horsepower are allowed, provided they are fed using only hand tools. Casual Use level operations are not required to file an application to conduct activities or post a financial guarantee.

2.   Notice level operations include only exploration activities in which five or less acres of disturbance are proposed. Presently, all Notice Level operations require a written notice and must be bonded for all activities other than reclamation.

3.   Plans of Operation activities include all mining and processing (regardless of the size of the proposed disturbance), plus all other activities exceeding five acres of proposed public land disturbance.

Operators are encouraged to conduct a thorough inventory of the claims to determine the full extent of any existing disturbance and to meet with field office personnel at the site before developing an estimate. The inventory should include photographs taken “before” and “after” any mining activity.

If an operator constructs access or uses an existing access way for an operation and would object to BLM blocking, removing, or claiming that access, then the operator must post a financial guarantee that covers the reclamation of the access.

Concurrence by the BLM for occupancy is required whenever residential occupancy is proposed or when fences, gates, or signs will be used to restrict public access or when structures that could be used for shelter are placed on a claim. It is the claimant’s responsibility to prepare a complete notice or plan of operators.

Mining Claims on State Land

The Nevada law authorizing location of claims on State Lands was repealed in 1998. Acquisition of mineral rights on Nevada trust land can only be accomplished by application for a prospecting permit, mineral lease, or lease of common variety materials.

We will secure all necessary permits for exploration and, if development of a claim is warranted, will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

We are in compliance with all laws and will continue to comply with the laws in the future. We believe that compliance with the laws will not adversely affect our business operations.

We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the claims.

We will secure all necessary permits for exploration and, if development is warranted on a claim, will file final plans of operation before we start any mining operations. At this point, a permit from the BLM would be required. Also, we would be required to comply with the laws of the state of Nevada and federal regulations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of a claim. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

Subcontractors

We intend to use the services of subcontractors for certain exploration work on the properties we lease when deemed necessary.  Our interest in the properties is limited to our leasehold interest.  Our leases, however, grant us a right to purchase the underlying minerals upon completion of certain conditions.  The members of our Technical Advisory Committee will conduct the majority of the surveying, exploration, and excavating of the property. Thomas Callicrate and Roger Walther are the members of the Technical Advisory Committee.   Both individuals are based in Nevada and have extensive experience in mining in the state of Nevada, specifically in the areas where we have leased properties are located. The company does not have any contract with either of them but will contract their services on a needed basis.  Further, we will hire geologists and engineers as independent contractors on an as needed basis. As of today, we have not looked for or talked to any geologists or engineers who will perform work for us in the future outside of the existing members of our management team and advisory committee. Accordingly, we cannot determine at this time the precise number of people we will retain to perform the foregoing services. Mr. Fralich will handle our administrative duties.

Employees and Employment Agreements

At present, only one of our officers/directors is a full-time employee and will devote all of his time to our operations. That person is Mark Fralich, our president. One other officer, Erik Panke is a part-time employee and will devote about 10% of his time or four hours per week to our operation. Mr. Panke will perform the accounting and bookkeeping services for the corporation.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future.

Claim Interests and Mining Claims in General

Mining claims are subject to the same risk of defective title that is common to all real property interests. Additionally, mining claims are self-initiated and self-maintained and therefore possess some unique vulnerabilities not associated with other types of property interests. It is impossible to ascertain the validity of unpatented mining claims solely from an examination of the public real estate records and, therefore, it can be difficult or impossible to confirm that all of the requisite steps have been followed for location and maintenance of a claim. If the validity of a patented mining claim is challenged by the BLM or the U.S. Forest Service on the grounds that mineralization has not been demonstrated, the claimant has the burden of proving the present economic feasibility of mining minerals located thereon. Such a challenge might be raised when a patent application is submitted or when the government seeks to include the land in an area to be dedicated to another use.

Reclamation

We generally are required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping and re-vegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts will be conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies.

Government Regulation

Mining operations and exploration activities are subject to various national, state, and local laws and regulations in the United States, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We will obtain the licenses, permits or other authorizations currently required to conduct our exploration program. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in Idaho, Nevada and the United States.

Our mineral exploration program is subject to the regulations of the Bureau of Land Management.  The prospecting on the claims are provided under the existing 1872 Mining Law, and all permits for exploration and testing must be obtained through the local Bureau of Land Management office of the Department of Interior. Obtaining permits for minimal disturbance as envisioned by our exploration program will require making the appropriate application and filing of the bond to cover the reclamation of the test areas. From time to time, an archeological clearance may need to be contracted to allow the testing program to proceed.

While conducting surface exploration, we will not utilize heavy equipment.  Accordingly, the only BLM regulations that require our compliance will be removal of all portable equipment, cleanup and removal of all trash, and reclamation of all disturbance.  If  heavy equipment is to be used in the next phase of exploration, including drilling, we will have to comply with all County and BLM environmental regulations involved with either a Notice of Intent to Operate or Plan of Operations which relate to  undue and unnecessary degradation of land, minimize cut and fill on roads, legal disposal of any tailings and waste should any major disturbance be generated,  plugging of all drill holes in accordance with all county, state and federal regulations and reclamation of all disturbance.

We believe there will be no adverse affect on us as a result of complying with the governmental regulations, and at our current stage of operations, we do not anticipate any costs related to the governmental regulations.

Environment Regulations

Our activities are subject to various federal and state laws and regulations governing protection of the environment. These laws are continually changing and, in general, are becoming more restrictive. We intend to conduct business in a way that safeguards public health and the environment.  We will conduct our operational compliance with applicable laws and regulations.

Changes to current state or federal laws and regulations, where we intend to operate could in the future require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our project.

During 2012, there were no material environmental incidents or non-compliance with any applicable environmental regulations on the properties.

Our Office

Our office is located at 2555 West Palais Drive, Coeur d’Alene, Idaho 83815. This is also our mailing address. The telephone number is (509) 928-7604.  We lease the foregoing office from Timothy Major, pursuant to a written lease.  The term of the lease is for 1-year beginning January 1, 2012 ending December 31, 2012, continuing month to month thereafter.  Our monthly rent is $100 per month for a 500 square foot office.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

None.

ITEM 3.	LEGAL PROCEEDINGS.

We are not presently a party to any litigation.

ITEM 4.                   MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock commenced trading on the over-the-counter Bulletin Board on August 20, 2013.  It currently trades under the symbol “IDAH”.  Following is a table of the high bid price and the low bid price for each quarter during the last two years.

2013	High Bid	Low Bid
First Quarter, Ending September 30, 2012	$0.00	$0.00
Second Quarter, Ending December 31, 2012	$0.00	$0.00
Third Quarter, Ending March 31, 2013	$0.00	$0.00
Fourth Quarter, Ending June 30, 2013	$0.00	$0.00

2012	High Bid	Low bid
First Quarter, Ending September 30	$0.00	$0.00
Second Quarter, Ending December 31	$0.00	$0.00
Third Quarter, Ending March 31	$0.00	$0.00
Fourth Quarter, Ending June 30	$0.00	$0.00

Holders of Our Common Stock

Currently, we have 74 holders of record of our common stock.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as id and offer quotes, a dealers spread and broker/dealer compensation; the broker/dealer compensation, the broker/dealers’ duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers’ rights and remedies in cases of fraud in penny stock transactions; and, FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans, and accordingly we have no shares authorized for issuance under an equity compensation plan.

ITEM 6.                   SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

This section of this annual report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are considered to be in the development stage, as defined in Statement of Financial Accounting Standards No. 7. We have been in the development stage since our inception. We have had no source of revenue, we have incurred operating losses since inception and at June 30, 2013 had working capital of $81,375.

We will have to raise additional capital in order to continue our exploration program and meet our property lease obligations during the next twelve months, and there is no guarantee that we will be able to do so.
Exploration expenditures consist of fees to be paid for consulting services connected with exploration, the cost of rock sampling (the collection of a series of small chips over a measured distance, which is then submitted for a chemical analysis, usually to determine the metallic content over the sampled interval, a pre-determined location(s) on the property), and cost of analyzing these samples. Since we recently leased the properties, we have only conducted very limited exploration activities.

We cannot be more specific about the application of proceeds for exploration, because we do not know what we will find.

We have allocated a range of money for exploration. That is because we do not know how much will ultimately be needed for exploration. If our initial exploration proves positive results, we will expand the exploration activities to include reverse circulation drilling. This is a less expensive form of drilling that does not allow for the recovery of a tube or core of rock. The material is brought up from depth as a series of small chips of rock that are then bagged and sent in for analysis. This is a quicker and cheaper method of drilling, but does not generally provide as much information about the underlying rocks. If warranted, core drilling would follow reverse circulation drilling.

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

We have discussed this matter with our officers and directors; however, our officers and directors are unwilling to make any commitment to loan us any significant amounts of money at this time. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

We will be conducting research in the form of exploration of the properties. Our exploration program is explained in as much detail as possible in the business section of this report. We are not planning to buy or sell any plant or significant equipment during the next twelve months. We will not buy any additional equipment until we have located a body of minerals and we have determined they are economical to extract from the land.

We intend to solicit interest from other companies should we discover mineralized materials on our properties, or we may elect to develop the properties ourselves.

If we are unable to complete any phase of exploration because we do not have enough money, we will cease operations until we raise more money. If we cannot or do not raise more money, we will cease operations. If we cease operations, we do not know what we will do, and we currently do not have plans to do anything.

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

Below are the aggregate annual payments due on the properties in the next twelve months as stated in the 3 signed lease agreements. These payments are included in our 12-month expense list and are comprised of Lease Agreements, Work Commitments and BLM & County Claim Fees.

	Advance Royalty Payment	Payment Due Date	Work Commitment	BLM & County Claim Fees

Klondike Lease	$20,000	10/24/13	$25,000	$6,175
Divide Lease	$20,000	2/20/2014	$25,000	$1,625
Eagleville Lease	$20,000	7/27/2014	$10,000	$11,538

Total	$60,000		$60,000	$19,338

Total aggregate annual payments	$139,338

Klondike lease dated October 24, 2011 (12 claims/North, 26 claims/South) -- Total 38 claims

Lease agreement -- paid $10,000 on 10/24/12, end of first year.
Work Commitment -- $5,000, NOTE: $25,000 for 10/24/2013
BLM Claim fees -- 38 claims @ $140.00 per claim, and $22.50 per claim County and State fees -- $6,175.00. NOTE:  Claim fees were paid on July 10, 2013, and the claims are in good standing through August 31, 2014.

Divide lease dated Feb. 21, 2012 -- Total 10 claims

Lease agreement -- paid $10,000 on 2/20/13, $5,000 in cash and $5,000 in common stock.  For the common stock, 50,000 shares were issued to the Owners at a deemed value of $0.10 per share.
Work Commitment -- $5,000, NOTE: $25,000 for 2/21/2014
BLM Claim fees -- 10 claims @ $140.00 per claim, and $22.50 per claim County and State fees -- $1,625.00. NOTE: Claim fees were paid on July 10, 2013, and the claims are in good standing through August 31, 2014.

Eagleville lease dated July 27, 2012 -- Total 58 claims

Lease agreement -- paid $15,000 on 7/29/13, $5,000 in cash and $10,000 in common stock.  For the common stock, 100,000 shares were issued to the Owners at a deemed value of $0.10 per share.
Work Commitment -- $5,000, NOTE: $10,000 for 5/27/2014
BLM Claim fees -- 58 claims @$140.00 per claim, and $22.50 per claim County and State fees -- $11,537.50. NOTE: Claim fees were paid on July 10, 2013, and the claims are in good standing through August 31, 2014.

Plan of Operation - Milestones

During the next twelve months we plan to spend funds from our working capital balance of $81,375 and additional capital raised as follows:

	Estimated Time	Cost
Research (1)	4-6 months	$5,000
Maintenance Fees (2)	2 months	$19,338
Exploration (3)	4-6 months	$10,000
Analysis (4)	4-6 months	$2,000
Salaries (5)	All 12 months	$20,000
Accounting (6)	All 12 months	$20,000
Office Expenses (7)	All 12 months	$5,000
Advance Royalty Payments and Work Commitments on Leased Properties (8)	All 12 months	$120,000

(1)	Costs related to the examination of potential property acquisitions.
(2)	Costs of annual claim maintenance fees. NOTE: These fees were paid on July 10, 2013.
(3)	Costs related to trenching and surface sampling.
(4)	Costs related to analyzing mineral claims.
(5)	Salaries to be paid to officers of the corporation.
(6)	Costs for accounting and auditing services.
(7)	Costs of stationary, mail, telephone & other office supplies.
(8)	Costs for the next twelve months for Advance Royalty Payments and Work Commitments due on the Klondike, Divide, and Eagleville properties.

Limited Operating History; Need for Additional Capital

We have no operations upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

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

Results of Operations

For the fiscal year ended June 30, 2013, we generated revenues and gross profit of $0, compared to $0 for the same period in 2012. Operating expenses were $114,294 for the fiscal year ended June 30, 2013, compared to $101,078 for the same period in 2012. Exploration, accounting, and legal costs were higher in 2013 than in 2012, accounting for the difference.

Material Changes in Financial Condition

At June 30, 2013, we had assets of $151,229, including cash of $83,229, compared to assets of $133,410, including cash of $121,410, at June 30, 2012. The increase in assets is attributable to property acquisitions.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations.

Since our inception on January 22, 2007, we have issued 7,761,000 restricted shares of common stock and 2,925,000 Redeemable Warrants. The exercise period of the Redeemable Warrants is three (3) years from March 1, 2012. Two (2) Redeemable Warrants plus $0.25 are convertible into one (1) restricted share of common stock. The Redeemable Warrants are redeemable by us upon thirty (30) days written notice to the warrant holder. If we issue such notice, and the Redeemable Warrants are not exercised during the 30 day period, the Redeemable Warrants will terminate thirty (30) days from the date of the notice.

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

During the next twelve months, we will be required to spend $60,000 on property leases and spend a minimum of $60,000 on property exploration. These expenses are included in the amounts listed under “Plan of Operation – Milestones.” See “Property Agreements” for lease payments required after twelve months.

As of June 30, 2013, our total assets were $151,229, and our total liabilities were $1,854. We had cash of $83,229 at June 30, 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of commitments and contingencies at the date of the consolidated financial statements and the reported amount of revenues and expenses during the period. All of our significant accounting policies and estimates are described in note 2 of the June 30, 2013 audited financial statements. We consider the following policies as being critical with regard to the impact estimates and changes in estimates could have on our financial condition, changes in financial condition or results of operations.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

IDAHO NORTH RESOURCES CORP.

Index to Financials

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Idaho North Resources Corp.
(An exploration stage company)
Coeur d’Alene, Idaho

We have audited the accompanying balance sheets of Idaho North Resources Corp. (an exploration stage company) (the “Company”) as of June 30, 2013 and 2012 and the related statement of expenses, changes in stockholders’ equity and cash flows for the years ended June 30, 2013 and 2012 and for the period from January 22, 2007 (inception) through June 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2013 and 2012 and the results of its operations and its cash flows for the periods then ended and for the period from January 22, 2007 (inception) through June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred losses from operations and has a working capital deficit as of June 30, 2013 which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP

www.malone-bailey.com
Houston, Texas
September 20, 2013

Index to Financials

IDAHO NORTH RESOURCES CORPORATION
(AN EXPLORATION COMPANY)
BALANCE SHEETS

		June 30, 2013	June 30, 2012

ASSETS

Current Assets
Cash and cash equivalents		$83,229	$121,410

Total Current Assets		83,229	121,410

Unproved Property- Mining lease		68,000	12,000

TOTAL ASSETS		$151,229	$133,410

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses		$1,854	$14,166
Total Liabilities	-	1,854	14,166

Shareholders’ Equity
Preferred Stock, $0.05 par value, 10,000,000 shares authorized, 0 outstanding as of June 30, 2013 and 2012		-	-
Common stock, $0.01 par value, 100,000,000 common shares authorized, 7,661,000 and 5,986,000 shares outstanding as of June 30, 2013 and 2012, respectively		76,610	59,860
Additional paid-in capital		296,865	169,190
Accumulated Deficit		(224,100)	(109,806)
Total Shareholders’ Equity		149,375	119,244

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY		$151,229	$133,410

The accompanying notes are an integral part of these audited financial statements.

Index to Financials

IDAHO NORTH RESOURCES CORPORATION
(AN EXPLORATION COMPANY)
STATEMENTS OF OPERATIONS

	June 30, 2013	June 30, 2012	Inception (January 22, 2007) through June 30, 2013

Operating expenses
General and administrative expenses	$114,294	$101,078	$224,100
Total operating expenses	114,294	101,078	224,100

Loss from operations	(114,294)	(101,078)	(224,100)

Net loss	$(114,294)	$(101,078)	$(224,100)

Net loss per common share
Basic and diluted	$(0.02)	$(0.03)

Weighted average number of common shares outstanding
Basic and diluted	7,508,466	3,111,066

The accompanying notes are an integral part of these audited financial statements.

Index to Financials

IDAHO NORTH RESOURCES CORPORATION
(AN EXPLORATION COMPANY)
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 22, 2007 (INCEPTION) TO JUNE 30, 2013

			Additional
	Common Shares		Paid-in	Accumulated
	Number	Par Value	Capital	Deficit	Total

Balance, January 22, 2007	-	$-	$-	$-	$-

Common stock issued for cash at $0.01 per share in January 2007	100,000	1,000	-	-	1,000

Common stock issued for cash at $0.01 per share in May 2007	100,000	1,000	-	-	1,000

Common stock issued for cash at $0.01 per share in June 2007	300,000	3,000	-	-	3,000

Common stock issued for services at $0.01 per share in June 2007	350,000	3,500	-	-	3,500

Net loss	-	-	-	-	-
Balance, June 30, 2007	850,000	8,500	-	-	8,500

Common stock issued for cash at $0.01 per share in December 2007	100,000	1,000	-	-	1,000

Common stock issued for services at $0.01 per share in December 2007	300,000	3,000	-	-	3,000

Net loss	-	-	-	(7,856)	(7,856)
Balance, June 30, 2008	1,250,000	12,500	-	(7,856)	4,644

Net loss	-	-	-	(437)	(437)
Balance, June 30, 2009	1,250,000	12,500	-	(8,293)	4,207

Net loss	-	-	-	(435)	(435)
Balance, June 30, 2010	1,250,000	12,500	-	(8,728)	3,772

Net loss	-	-	-	-	-
Balance, June 30, 2011	1,250,000	12,500	-	(8,728)	3,772

Common stock issued for cash at $0.02 in October 2011	100,000	1,000	1,000	-	2,000

Common stock issued for cash at $0.02 in November 2011	1,400,000	14,000	14,000	-	28,000

Common stock issued for cash at $0.02 in December 2011	100,000	1,000	1,000	-	2,000

Common stock issued for cash at $0.10 in March 2012	150,000	1,500	13,500	-	15,000

Common stock issued for cash at $0.10 in April 2012	1,100,000	11,000	99,000	-	110,000

Common stock issued for cash at $0.10 in May 2012	350,000	3,500	31,500	-	35,000

The accompanying notes are an integral part of these audited financial statements.

Index to Financials

IDAHO NORTH RESOURCES CORPORATION
(AN EXPLORATION COMPANY)
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 22, 2007 (INCEPTION) TO JUNE 30, 2013

			Additional
	Common Shares		Paid-in	Accumulated
	Number	Par Value	Capital	Deficit	Total

Common stock issued for mining lease at $0.02 in January 2012	500,000	5,000	5,000	-	10,000

Common stock issued for services at $0.02 in January 2012	560,000	5,600	5,600	-	11,200

Common stock issued for services at $0.05 in February 2012	176,000	1,760	7,040	-	8,800

Common stock issued for mining lease at $0.02 in February 2012	100,000	1,000	1,000	-	2,000

Common stock issued for services at $0.10 in June 2012	200,000	2,000	18,000	-	20,000

Share issuance cost- Private placement fees	-	-	(10,000)	-	(10,000)

Share issuance cost-Legal fees	-	-	(17,450)	-	(17,450)

Net loss	-	-	-	(101,078)	(101,078)
Balance, June 30, 2012	5,986,000	59,860	169,190	(109,806)	119,244

Common stock issued for cash at $0.10 in July 2012	1,325,000	13,250	119,250	-	132,500

Share issuance cost- Private placement fees	-	-	(18,075)	-	(18,075)

Share issuance cost-Legal fees	-	-	(5,000)	-	(5,000)

Common stock issued for mining lease at $0.10 in July 2012	300,000	3,000	27,000	-	30,000

Common stock issued for mining lease at $0.10 in February 2013	50,000	500	4,500	-	5,000

Net loss	-	-	-	(114,294)	(114,294)
Balance, June 30, 2013	7,661,000	$76,610	$296,865	$(224,100)	$149,375

The accompanying notes are an integral part of these audited financial statements.

Index to Financials

IDAHO NORTH RESOURCES CORPORATION
(AN EXPLORATION COMPANY)
STATEMENTS OF CASH FLOWS

	June 30, 2013	June 30, 2012	Inception (January 22, 2007) through June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(114,294)	$(101,078)	$(224,100)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	-	40,000	46,500
Changes in operating assets and liabilities:
Accounts payable	(12,312)	14,166	1,854
Cash used in operating activities	(126,606)	(46,912)	(175,746)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral property	(21,000)	-	(21,000)
Cash used in investing activities	(21,000)	-	(21,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	132,500	192,000	330,500
Shares issuance cost	(23,075)	(27,450)	(50,525)
Cash provided by financing activities	109,425	164,550	279,975

Increase (decrease) in cash and cash equivalents	(38,181)	117,638	83,229

Cash and Cash Equivalents, Beginning of Period	121,410	3,772	-

Cash and Cash Equivalents, End of Period	$83,229	$121,410	$83,229

NON-CASH INVESTING AND FINANCING:

Common stock issued for mineral property acquisitions	$35,000	$12,000	$47,000

SUPPLEMENTAL DISCLOSURES:
Interest Paid	$-	$-	$-
Income tax paid	$-	$-	$-

The accompanying notes are an integral part of these audited financial statements.

Index to Financials

IDAHO NORTH RESOURCES CORPORATION (AN EXPLORATION STAGE COMPANY)
Notes to Financial Statements
For the Years Ended June 30, 2013 and 2012

1.           NATURE AND CONTINUANCE OF OPERATIONS

Idaho North Resources Corporation (“the Company”) was incorporated in Idaho in 2007.  The Company is engaged primarily in acquiring prospective precious metals mining properties in the western United States. The Company is an Exploration Stage Company, as defined by Accounting Standards Codification 915, Exploration Stage Entities.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)
Basis of presentation - This summary of significant accounting policies is presented to assist in understanding the financial statements.  The financial statements and notes are representations of the company's management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

b)
Estimates and Assumptions - The preparation of financial statements in accordance with accounting principles generally accepted in the United States of American requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates and assumptions and could have a material effect on the Company's reported financial position and results of operations.

c)
Cash and cash equivalents - Cash equivalents include cash on hand and in banks.  The Company also considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

d)
Net Income (Loss) per Share -Basic EPS is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period.  As of June 30, 2013 and 2012, there was no dilution.

e)
Basic and Diluted Net Earnings (Loss) Per Share- The Company computes net earnings (loss) per share in accordance with ASC 260, Earnings per Share which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

f)
Mineral Property Costs-The Company has been in the exploration stage since its inception on January 22, 2007 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized. The Company assesses the carrying costs for impairment under ASC 360, Property, Plant, and Equipment at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

g)
Asset Retirement Obligations-The Company records the fair value of an asset retirement obligation as a liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets that result from the acquisition, construction, development and/or normal use of assets in accordance with ASC 440 Asset Retirement and Environmental Obligations. The initial recognition of any liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. As at June 30, 2013 and 2012, the Company has not incurred any asset retirement obligations.

Index to Financials

IDAHO NORTH RESOURCES CORPORATION (AN EXPLORATION STAGE COMPANY)
Notes to Financial Statements
For the Years Ended June 30, 2013 and 2012

h)
Financial Instruments- ASC 825, Financial Instruments, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 825 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, other assets and accounts payable.

Pursuant to ASC 825, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

i)
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

j)
Income Taxes – Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

k)
Recent Accounting Pronouncements-The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.           GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company had a net loss of $114,294 for the year ended June 30, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to raise additional working capital either through debt or equity financing. The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Index to Financials

IDAHO NORTH RESOURCES CORPORATION (AN EXPLORATION STAGE COMPANY)
Notes to Financial Statements
For the Years Ended June 30, 2013 and 2012

4.           COMMON STOCK AND WARRANTS

a)	Common Stock:

In January 2007, the Company sold 100,000 common shares at $0.01 per share for proceeds of $1,000.

In May 2007, the Company sold 100,000 common shares at $0.01 per share for proceeds of $1,000.

In June 2007, the Company sold 300,000 common shares at $0.01 per share for proceeds of $3,000.

In June 2007, the Company issued 350,000 common shares valued at $0.01 per share.

In December 2007, the Company sold 100,000 common shares at $0.01 per share for proceeds of $1,000.

In December 2007, the Company issued 300,000 common shares valued at $0.01 per share.

In October 2011, the Company sold 100,000 common shares at $0.02 per share for proceeds of $2,000.

In November 2011, the Company sold 1,400,000 common shares at $0.02 per share for proceeds of $28,000.

In December 2011, the Company sold 100,000 common shares at $0.02 per share for proceeds of $2,000.

In March 2012, the Company sold 150,000 common shares at $0.10 per share for proceeds of $15,000.

In April 2012, the Company sold 1,100,000 common shares at $0.10 per share for proceeds of $110,000.

In May 2012, the Company sold 350,000 common shares at $0.10 per share for proceeds of $35,000.

In January 2012, the Company issued 560,000 common shares for services at $0.02 per share.

In January 2012, the Company issued 500,000 common shares pursuant to a related party mining lease agreement at $0.02 per share. The Company accounted for $10,000 as unproved property.

In February 2012, the Company issued 176,000 common shares for services at $0.05 per share.

In February 2012, the Company issued 100,000 common shares pursuant to a related party mining lease agreement at $0.02 per share. The Company accounted for $2,000 as unproved property

In June 2012, the Company issued 200,000 common shares for services at $0.10 per share.

In July 2012, the Company sold 1,325,000 common shares at $0.10 for gross proceeds of $132,500 ($109,425 net of $23,075 in offering costs). Of these offering costs, $825 was paid by Mark Fralich, President, for registration fees.

In July 2012, the Company issued 300,000 common shares pursuant to a related party mining lease agreement valued at $0.10 per share. The Company accounted for $30,000 as unproved property.

In February 2013, the Company issued 50,000 common shares pursuant to a related party mining lease agreement valued at $0.10 per share.  The Company accounted for $5,000 as unproved property.

Index to Financials

IDAHO NORTH RESOURCES CORPORATION (AN EXPLORATION STAGE COMPANY)
Notes to Financial Statements
For the Years Ended June 30, 2013 and 2012

b)	Warrants

	Number	Weighted Average Exercise Price
Outstanding at June 30, 2011	-	-
Issued	1,600,000	$0.25
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2012	1,600,000	$0.25
Issued	1,325,000	$0.25
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2013	2,925,000	$0.25

The warrants that are issued and outstanding as at June 30, 2013 are as follows:

Number of Warrants	Exercise Price	Expiration Date
2,925,000	$ 0.25	March 1, 2015

5.           MINERAL PROPERTY COMMITMENTS - RELATED PARTY

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

Advanced Royalty Payments

Date	Payment Amount	Common Shares
Upon execution of Agreement	$-	500,000
First Anniversary of the Agreement	10,000	-
Second Anniversary of the Agreement	20,000	-
Third Anniversary of the Agreement	30,000	-
Fourth Anniversary of the Agreement	40,000	-
Fifth through the tenth Anniversary	50,000	-
Eleventh Anniversary and thereafter	100,000	-

The Company fair valued the 500,000 shares issued for the above acquisition of mineral rights at $0.02 and accounted for $10,000 as unproved property as of June 30, 2012.

Work Commitment

Lease Year	Amount
First Lease Year	$5,000
Second Lease Year	25,000
Third Lease Year	50,000
Fourth Lease Year	75,000
Fifth Lease Year and thereafter	100,000

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

Index to Financials

IDAHO NORTH RESOURCES CORPORATION (AN EXPLORATION STAGE COMPANY)
Notes to Financial Statements
For the Years Ended June 30, 2013 and 2012

Advanced Royalty Payments

Date	Payment Amount	Common Shares
Upon execution of Agreement	$-	100,000
First Anniversary of the Agreement	10,000*	-
Second Anniversary of the Agreement	20,000	-
Third Anniversary of the Agreement	30,000	-
Fourth Anniversary of the Agreement	40,000	-
Fifth Anniversary and thereafter	50,000	-

The Company fair valued the 100,000 shares issued for the above acquisition of mineral rights at $0.02 and accounted for $2,000 as unproved property as of June 30, 2012.

*The Company, with agreement from the sellers, satisfied its First Anniversary obligation with a $5,000 payment in cash and 50,000 shares of common stock issued at a value of $0.10 per share during the year ended June 30, 2013.

Work Commitment

Lease Year	Amount
First Lease Year	$5,000
Second Lease Year	25,000
Third Lease Year	50,000
Fourth Lease Year	75,000
Fifth Lease Year and thereafter	100,000

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

Advanced Royalty Payments

Date	Payment Amount	Common Shares
Upon execution of Agreement	$6,000	300,000
On or prior to the 1st Anniversary of the Agreement	15,000	150,000
On or prior to the 2nd Anniversary of the Agreement	20,000	150,000
On or prior to the 3rd Anniversary of the Agreement	30,000	-
On or prior to the 4th Anniversary of the Agreement	40,000	-
On or prior to the 5th through the 10th Anniversary	50,000	-
On or prior to the 11th Anniversary and thereafter	100,000	-

The Company fair valued the 300,000 shares issued for the above acquisition of mineral rights at $0.10 and accounted for $30,000 as unproved property as of June 30, 2013.

Work Commitment

Lease Year	Amount
First Lease Year	$5,000
Second Lease Year	10,000
Third Lease Year	25,000
Fourth Lease Year	50,000
Fifth Lease Year and thereafter	100,000

For all three properties, the related party is an owner or co-owner which exercises voting rights over more than 10 percent of the Company’s common stock.  The Company has satisfied its work commitments for the first and second lease years on all three properties.

Index to Financials

IDAHO NORTH RESOURCES CORPORATION (AN EXPLORATION STAGE COMPANY)
Notes to Financial Statements
For the Years Ended June 30, 2013 and 2012

6.           INCOME TAXES

The Company’s net deferred income tax asset as of June 30, 2013 and 2012, after applying enacted corporate income tax rates of 35%, are as follows:

	2013	2012
Net operating loss carry forwards	$60,000	$19,882
Less: Valuation allowance	(60,000)	(19,882)
Net deferred tax asset	$-	$-

The Company, uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2013 and 2012, respectively, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately, at 2013 and 2012 respectively, $171,100 and $56,800 and will expire in the years 2033 and 2032.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carry-forwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has a change in ownership, utilization of the net operating loss carry-forwards could be restricted.

7.           SUBSEQUENT EVENTS

None.  The Company has evaluated subsequent events through September 20, 2013, the date the financial statements were available to be issued.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of June 30, 2013, the Company’s internal control over financial reporting was effective.

Changes in Internal Controls

There was no change in our internal control over financial reporting during the year ended June 30, 2013 that has affected, or is reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.                OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is appointed by the board of directors and serves until he resigns or is replaced. The board of directors has no nominating, auditing or compensation committees.

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Mark A. Fralich 4836 S. Progress Court Veradale, WA 99037	65	President and a member of the Board of Directors

Erik Panke 269 Diamond Hitch Dr. Kellogg, ID 83837	48	Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer, and a member of the Board of Directors

Gregory S. Stewart 461 Paradise Lane Pinehurst, ID 83850	47	Member of the Board of Directors

Douglas D. Dobbs 8824 South Hilby Rd. Spokane, WA 99223	45	Member of the Board of Directors

Mark A. Fralich

Mark A. Fralich has been our president and a member of the board of directors since September 2011.  From January 2007 to August 2008, Mr. Fralich was a consultant for Mines Management Inc., providing investor relations “Precious Metals seminars” throughout the United States and Canada to Institutional and Retail investors.  Mines Management Inc., located in Spokane, Washington, is a U.S.-based exploration and development company engaged in the acquisition, exploration, and development of silver-dominant mineral projects.  From August 2008 to February 2010 Mr. Fralich rendered consulting services relating to marketing and investor relations to United Mines Services, Inc., located in Pinehurst, Idaho.  Mr. Fralich was involved in the development of all marketing materials as well as marketing the company to Institutional and Retail investors through a variety of mining related conferences and showcase events.  United Mines Services, Inc. is engaged in the business of providing a variety of mine related services relating to mine owners as well as development of the Crescent Silver Mine in the Silver Valley, near Kellogg, Idaho, under the new company name United Silver Corp.  From February 2010 to August 2011 Mr. Fralich provided consulting services to Consolidated Goldfields, Inc., located in Reno, Nevada.  He was responsible for contacting Institutional and Retail investors with regards to diversification of their investment portfolios, website design, and marketing materials for Consolidated Goldfields, Inc.  Consolidated Goldfields, Inc. is a junior gold-silver company involved in a variety of mining areas including exploration, development, and operations for both major and other junior mining companies.  From August 2011 to April 2012, Mr. Fralich was a consultant involved in investor relations for Silver Scott Mines Inc., based out of Hilton Head, S.C.  Silver Scott Mines is a development stage precious metals mining company that currently operates in Mexico through a wholly owned subsidiary.  Mr. Fralich has been actively involved in contacting Institutional and Retail Investors with the progress of the Silver Scott Mines operations.  Mr. Fralich was elected to the board of directors as a result of his many years of experience in mining, specifically in the sector of junior exploration stage companies and his understanding of the business risks associated with junior mining companies and the mining sector as a whole.

Erik Panke

Since January 1, 2012, Erik Panke has been our secretary, treasurer, principal financial officer  and principal accounting officer.  Since February 2012, Mr. Panke has been a member of our board of directors.  Since April 2008, Mr. Panke has served as both chief financial officer and controller of United Mine Services, Inc., located in Kellogg, Idaho.  United Mine Services, Inc. owns 80% of the Crescent Silver Mine and is also engaged in the business of providing a variety of mine related services to mine owners. United Mine Services is a wholly owned subsidiary of United Silver Corp., which trades on the Toronto Stock Exchange under the symbol USC.  From 1986 to March 2008, Mr. Panke worked for Washington Group International, Inc., formerly Morrison Knudsen Corporation, an international engineering, construction, mining, and program management company.  He started as a field accountant and progressed to Senior Manager of Business at project sites throughout the United States.  He was responsible for all corporate accounting and administrative duties on engineering and construction projects, including cost and budgeting, payroll and human resources administration, client relations and financial statement preparation.  Mr. Panke was elected to the board of directors as a result of his years of experience in mining, specifically in the sector of junior exploration stage companies and his understanding of the business risks associated with junior mining companies and the mining sector as a whole.

Gregory S. Stewart

Since September 2011, Gregory A. Stewart has been a member of our board of directors.  Since July 2007, Mr. Stewart has served as president, chief executive officer and a director of United Mine Services, Inc., located in Kellogg, Idaho.  United Mine Services, Inc. owns 80% of the Crescent Silver Mine and is also engaged in the business of providing a variety of mine related services to mine owners. United Mine Services is a wholly owned subsidiary of United Silver Corp., which trades on the Toronto Stock Exchange under the symbol USC.   Since May 2010, Mr. Stewart has been a director of United Silver Corp., and he was the CEO from May 2010 to September 2010 and since August 2013.  From 1992 to June 2007, Mr. Stewart was the sole owner of Stewart Contracting, Inc., a heavy civil and environmental remediation company located in Pinehurst Idaho.  Stewart Contracting, Inc. provided excavation, road construction, steam restoration, demolition, environmental remediation, and reclamation services to public and private clients in North Idaho’s Silver Valley.  On June 30, 2007, United Mine Services acquired Stewart Contracting and retained Mr. Stewart as president and chief executive officer.  Mr. Stewart was elected to the board of directors as a result of his years of experience in mining, specifically in the sector of junior exploration stage companies and his understanding of the business risks associated with junior mining companies and the mining sector as a whole.

Douglas D. Dobbs

Since February 2012, Douglas D. Dobbs has been a member of our board of directors.  Since October 2002, Mr. Dobbs has held several positions with Mines Management, Inc., located in Spokane, Washington.  Currently, Mr. Dobbs is the Vice President of Corporate Finance and Development and has served in this position since March 2011. Between June 2005 and March 2011, he served as Mines Management, Inc.’s Vice President of Corporate Development, and continues to serve as Corporate Secretary.  Mines Management, Inc. is a U.S.-based exploration and development company engaged in the acquisition, exploration, and development of silver-based dominant mineral projects.  Mr. Dobbs was elected to the board of directors as a result of his many years of experience in mining, specifically in the sector of junior exploration stage companies and his understanding of the business risks associated with junior mining companies and the mining sector as a whole.

Involvement in Certain Legal Proceedings

During the past ten years, Messrs. Fralich, Panke, Stewart, and Dobbs have not been the subject of the following events:

1.
A petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he/she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he/she was an executive officer at or within two years before the time of such filing;

2.	Convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him/her from, or otherwise limiting, the following activities;

i)
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator,  floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity; or

ii)	Engaging in any type of business practice; or
iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws.

4.
The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

5.
Found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
The subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i)	Any Federal or State securities or commodities law or regulation; or
ii)
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934, as amended, (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of the size of our operations, at the present time we believe the services of a financial expert are not warranted.

Conflicts of Interest

There are no conflicts of interest with respect to our officers, directors and key employees.

Audit Committee and Charter

Audit committee functions are performed by our board of directors. Two of our four directors are deemed independent. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of the audit committee charter is filed as Exhibit 99.2 on this June 30, 2013 Form 10-K.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as Exhibit 14.1 on this June 30, 2013 Form 10-K.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.  A copy of the disclosure committee charter is filed as Exhibit 99.3 on this June 30, 2013 Form 10-K.

Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, or written representations that no other reports were required, and to the best of our knowledge, we believe that all of our officers, directors, and owners of 10% or more of our common stock filed their Form 3s, 4s and 5s.

ITEM 11.                 EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by us to our officers from July 1, 2011 through June 30, 2012 for fiscal year 2012 and from July 1, 2012 through June 30, 2013 for fiscal year 2013.

Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension Value &
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Position [1]	Year	($)	($)	($)	($)	(S)	($)	($)	($)
Mark Fralich	2013	11,000	0	0	0	0	0	0	11,000
President	2012	10,000	0	14,000	0	0	0	0	24,000

Erik Panke	2013	2,500	0	0	0	0	0	0	2,500
Secretary & Treasurer	2012	0	0	3,000	0	0	0	0	3,000

Employment Agreements

We have no employment agreements with any of our officers, directors or advisors other than as follows:

Mark Fralich, our President does not have an employment agreement with us.  To date, we have not had sufficient funding to pay a regular salary to Mr. Fralich. We may pay Mr. Fralich a performance bonus as determined by the board of directors. Further, he will be entitled to participate in employee benefit plans as they develop and stock option plans as determined by the board of directors. On January 23, 2012, Mr. Fralich received a 200,000 share stock award with a value of $4,000 for past services rendered to the corporation. On June 30, 2012, Mr. Fralich also received a 100,000 share stock award with a value of $10,000 for his role as a director of the corporation.

Erik Panke, our secretary, treasurer, principal financial officer, and principal accounting officer does not have an employment agreement with us.  To date, we have not had sufficient funding to pay a regular salary to Mr. Panke.   We may pay Mr. Panke a performance bonus as determined by the board of directors. Further, he will be entitled to participate in employee benefit plans as they develop and stock option plans as determined by the board of directors.  On June 15, 2012, Mr. Panke received a 10,000 share stock award with a value of $500 for accounting services rendered to the corporation.  On June 30, Mr. Panke received a 25,000 share stock award with a value of $2,500 for his role as a director of the corporation.

Director Compensation

The following table sets forth information with respect to compensation paid by us to our directors from July 1, 2011 through June 30, 2012 for fiscal year 2012 and from July 1 through June 30, 2013 for fiscal year 2013.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
						Change in
						Pension Value
						and Nonqualified
		Fees Earned			Non-Equity	Deferred
		or Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Fiscal	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	Year	($)	($)	($)	($)	($)	($)	($)
Mark A. Fralich	2013	11,000	0	0	0	0	0	11,000
	2012	10,000	14,000	0	0	0	0	24,000

Erik Panke	2013	2,500	0	0	0	0	0	2,500
	2012	0	3,000	0	0	0	0	3,000

Gregory S. Stewart	2013	0	0	0	0	0	0	0
	2012	0	3,500	0	0	0	0	3,500

Douglas D. Dobbs	2013	0	0	0	0	0	0	0
	2012	0	2,500	0	0	0	0	2,500

All compensation received by our officers and directors has been disclosed.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance at this time.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Idaho.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Idaho law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of the date of this annual report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

		Percentage of Ownership
Name and Address of	Number of Shares	Based on Current
Beneficial Owner	Currently Owned	Ownership

Mark Fralich[1] 2555 W. Palais Drive Coeur d’Alene, ID 83815	550,000	7.09%

Erik Panke 2555 W. Palais Drive Coeur d’Alene, ID 83815	85,000	1.10%

Gregory A. Stewart 2555 W. Palais Drive Coeur d’Alene, ID 83815	175,000	2.25%

Douglas D. Dobbs 2555 W. Palais Drive Coeur d’Alene, ID 83815	25,000	0.32%

All officers and directors as a group (4 people)	835,000	10.76%

Timothy and Sara Major 2555 W. Palais Drive Coeur d’Alene, Idaho 83815	725,000	9.34%

Avery Family LLC [2] 2624 Edgerock Road Reno, NV 89519	500,000	6.44%

Mountain Gold Holdings LLC [3] 760 Brenda Way Washoe Valley, Nevada 89704	935,000	12.05%

[1]	Includes 400,000 shares of common stock owned by Mark Fralich and 150,000 shares of common stock owned by Mark and Linda Fralich, husband and wife.

[2]	Ron Avery exercises voting and dispositive control over the shares of common stock owned by Avery Family LLC.

[3]	Thomas Callicrate exercises voting and dispositive control over the shares of common stock owned by Mountain Gold Holdings.

Future sales by existing stockholders

A total of 7,761,000 shares of common stock have been issued to 74 persons, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. The shares can be only sold pursuant to an effective registration statement filed with the SEC or pursuant to an exemption from registration.  Rule 144 may be unavailable to us if we were or are a “shell company”.  A “shell company” is a corporation with no or nominal assets, or its only asset is cash, and no or nominal operations.  We have concluded we are a “shell company” and accordingly Rule 144 is unavailable for the resale of our shares of common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans and accordingly have no securities authorized for issuance under any equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

           In November 2011, we issued 150,000 restricted shares of common stock to Mark Fralich, our president and a member of the board of directors in consideration of $3,000.  On January 23, 2012, Mr. Fralich received 200,000 restricted shares of common stock valued at $4,000 for services rendered to us as our president.   On June 7, 2012, Mr. Fralich received 100,000 restricted shares of common stock in consideration of $10,000.  On August 9, 2012, Mr. Fralich received 100,000 restricted shares of common stock valued at $10,000 for services rendered to us as our president and director.

In November 2011, we issued 50,000 restricted shares of common stock to Erik Panke, our secretary, treasurer, principal financial officer, principal accounting officer, and a member of the board of directors in consideration of $1,000.  On January 1, 2012, we entered into a one-year employment agreement with Erik Panke, our secretary, treasurer, principal financial officer, and principal accounting officer under which he agreed to provide us with accounting services.  The agreement is to pay him $500 per year in stock for bookkeeping and accounting services. The corporation will pay Mr. Panke a performance bonus as determined by the board of directors. Further, he will be entitled to participate in employee benefit plans as they develop and stock option plans as determined by the board of directors. On June 15, 2012, we issued 10,000 restricted shares of common stock to Mr. Panke under this agreement.  The agreement expired on December 31, 2012.  Mr. Panke continues to provide accounting services under his role as secretary, treasurer, principal financial officer, and principal accounting officer.  On August 9, 2012, Mr. Panke received 25,000 restricted shares of common stock valued at $2,500 for services rendered to us as our director.

In November 2011, we issued 100,000 restricted shares of common stock to Gregory S. Stewart, a member of the board of directors in consideration of $2,000.  On January 23, 2012, Mr. Stewart received 50,000 restricted common shares valued at $1,000 for services rendered to us as our director.   On August 9, 2012, Mr. Stewart received 25,000 restricted shares of common stock valued at $2,500 for services rendered to us as our director.

On June 30, 2012, we issued 25,000 restricted shares of common stock to Douglas Dobbs valued at $2,500 for services rendered to us as our director.

In December 2011, we issued 100,000 restricted shares of common stock to Mountain Gold Holdings LLC Series S (“Mountain Gold”) in consideration of $2,000.  In January 2012, Mountain Gold received 500,000 restricted common shares in conjunction with the execution of the Klondike Property agreement.  In February 2012, Mountain Gold received 50,000 restricted common shares in conjunction with the execution of the Divide Property agreement.  In February 2012, Mountain Gold received 126,000 restricted shares of common stock for services rendered to us as our geological consultant.  In July 2012, Mountain Gold received 100,000 restricted shares of common stock in conjunction with the execution of the Eagleville Property agreement.  In February 2013, Mountain Gold received 25,000 restricted common shares in conjunction with the

Divide Property agreement.  In July 2013, Mountain Gold received 34,000 restricted common shares in conjunction with the Eagleville Property agreement.  Thomas Callicrate exercises voting and dispositive control over the shares of common stock owned by Mountain Gold Holdings and is the principal officer of Mountain Gold Exploration, Inc., Mountain Gold Claims, LLC Series 5 and Mountain Gold Claims, LLC Series 8.

There are no proposed future transactions with principal shareholders.

Director Independence

Two of our four directors are independent.

ITEM 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1)           Audit Fees

The aggregate fees billed for each of the last two fiscal years ending June 30 for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2013	$11,000	MaloneBailey, LLP
2012	$2,400	MaloneBailey, LLP

(2)           Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2013	$1,000	MaloneBailey, LLP
2012	$0	MaloneBailey, LLP

(3)           Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2013	$900	MaloneBailey, LLP
2012	$539	MaloneBailey, LLP

(4)           All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2013	$0	MaloneBailey, LLP
2012	$0	MaloneBailey, LLP

(5)           Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)           The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 50%.

PART IV

ITEM 15.                 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation (12/11/2007).	S-1/A-1	1/24/13	3.1

3.2	Bylaws of Idaho North Resources Corp.	S-1/A-1	1/24/13	3.2

4.1	Specimen Stock Certificate.	S-1/A-1	1/24/13	4.1

10.1	Lease Agreement with Mountain Gold Claims LLC for Klondike 25-29 Property, Klondike 41 Property, Klondike Central Property and Klondike Southeast Property.	S-1	11/26/12	10.1

10.2	Lease Agreement with Mountain Gold Claims LLC and Black Rock Exploration LLC for Divide TH Property, Divide DN Property and Divide GS Property.	S-1	11/26/12	10.2

10.3	Lease Agreement with Mountain Gold Exploration, Inc. and Lane A. Griffin and Associates for the Eagleville Property.	S-1	11/26/12	10.3

10.4	Employment Agreement with Erik Panke.	S-1/A-1	1/24/13	10.4

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Warrant Agreement.	S-1	11/26/12	99.1

99.2	Audit Committee Charter.				X

99.3	Disclosure Committee Charter.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of September, 2013.

IDAHO NORTH RESOURCES CORP.
(the “Registrant”)

BY:	MARK A. FRALICH
Mark A. Fralich
President, Principal Executive Officer and a member of the Board of Directors

BY:	ERIK PANKE
Erik Panke
Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and a member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

MARK A. FRALICH	President, Principal Executive Officer	September 20, 2013
Mark A. Fralich	and a Director

ERIK PANKE	Principal Financial Officer, Principal	September 20, 2013
Erik Panke	Accounting Officer, Secretary, Treasurer and a member of the Board of Directors

GREGORY S. STEWART	Director	September 20, 2013
Gregory S. Stewart

DOUGLAS D. DOBBS	Director	September 20, 2013
Douglas D. Dobbs

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation (12/11/2007).	S-1/A-1	1/24/13	3.1

3.2	Bylaws of Idaho North Resources Corp.	S-1/A-1	1/24/13	3.2

4.1	Specimen Stock Certificate.	S-1/A-1	1/24/13	4.1

10.1	Lease Agreement with Mountain Gold Claims LLC for Klondike 25-29 Property, Klondike 41 Property, Klondike Central Property and Klondike Southeast Property.	S-1	11/26/12	10.1

10.2	Lease Agreement with Mountain Gold Claims LLC and Black Rock Exploration LLC for Divide TH Property, Divide DN Property and Divide GS Property.	S-1	11/26/12	10.2

10.3	Lease Agreement with Mountain Gold Exploration, Inc. and Lane A. Griffin and Associates for the Eagleville Property.	S-1	11/26/12	10.3

10.4	Employment Agreement with Erik Panke.	S-1/A-1	1/24/13	10.4

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Warrant Agreement.	S-1	11/26/12	99.1

99.2	Audit Committee Charter.				X

99.3	Disclosure Committee Charter.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X