Form 10-Q
period 2013-09-30
Idaho North Resources Corp.
filed 2013-11-13
CIK 1543395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-55045

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
YES [   ]     NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
7,961,007 as of November 1, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

IDAHO NORTH RESOURCES CORPORATION
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	September 30, 2013 (Unaudited)	June 30, 2013

ASSETS

Current Assets
Cash	$35,422	$83,229
Prepaid insurance	2,593	-
Total Current Assets	38,015	83,229

Mineral properties	83,000	68,000

TOTAL ASSETS	$121,015	$151,229

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$9,243	$1,854

Total Current Liabilities	9,243	1,854

Common stock payable	10,000	-
Total Liabilities	19,243	1,854

Commitments (note 5)	-	-

Shareholders’ Equity
Preferred stock, $0.05 par value, 10,000,000 shares authorized, 0 outstanding as of September 30, 2013 and June 30, 2013	-	-
Common stock, $0.01 par value, 100,000,000 common shares authorized, 7,761,000 and 7,661,000 shares outstanding as of September 30, 2013 and June 30, 2013, respectively	77,610	76,610
Additional paid-in capital	305,865	296,865
Accumulated deficit during exploration stage	(281,703)	(224,100)
Total Shareholders’ Equity	101,772	149,375

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$121,015	$151,229

The accompanying notes are an integral part of these financial statements.

IDAHO NORTH RESOURCES CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012	Inception (January 22, 2007) through September 30, 2013

REVENUES	$-		$-	$-

COST OF REVENUES	-		-	-

GROSS PROFIT	-		-	-

Operating Expenses
Exploration expenditures	22,773		27,046	142,241
General and administrative expenses	34,830		915	139,462
Total Operating Expenses	57,603		27,961	281,703

Loss from Operations	(57,603)		(27,961)	(281,703)

Net Loss	$(57,603)		$(27,961)	$(281,703)

Net Loss per Common Share
Basic and diluted	$(0.01)	$	Nil

Weighted average number of common shares outstanding
Basic and diluted	7,729,478		7,133,554

The accompanying notes are an integral part of these financial statements.

IDAHO NORTH RESOURCES CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Inception (January 22, 2007) through September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(57,603)	$(27,961)	$(281,703)

Adjustments to reconcile net income (loss) to net cash used in operating activities :
Shares issued as compensation	-	-	46,500
Changes in operating assets and liabilities:
Prepaid insurance	(2,593)	-	(2,593)
Accounts payable	17,389	(14,166)	19,243

Cash used in operating activities	(42,807)	(42,127)	(218,553)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral properties	(5,000)	(6,000)	(26,000)
Cash used in investing activities	(5,000)	(6,000)	(26,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of common stock	-	132,500	330,500
Share issuance cost	-	(23,075)	(50,525)
Cash provided by financing activities	-	109,425	279,975

Increase (decrease) in cash and cash equivalents	(47,807)	61,298	35,422

Cash, Beginning of Period	83,229	121,410	-

Cash, End of Period	$35,422	$182,708	$35,422

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for mineral property acquisitions	$10,000	$30,000	$57,000

The accompanying notes are an integral part of these financial statements.

IDAHO NORTH RESOURCES CORPORATION (AN EXPLORATION STAGE COMPANY)
Notes to Financial Statements
As of September 30, 2013

1.           NATURE AND CONTINUANCE OF OPERATIONS

Idaho North Resources Corporation (“the Company”) was incorporated under the laws of Idaho in 2007.  The Company is engaged primarily in acquiring prospective precious metals mining properties in the western United States. The Company is an Exploration Stage Company, as defined by Accounting Standards Codification 915, Exploration Stage Entities.

2.           BASIS OF PRESENTATION

These interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) and should be read in conjunction with the annual financial statements for the fiscal year ended June 30, 2013. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  Actual results could differ from these estimates and assumptions and could have a material effect on the Company's reported financial position and results of operations. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2013 as reported in Form 10-K, have been omitted.  Results of operations for the three months ended September 30, 2013 are not necessarily indicative of the results expected for the fiscal year ending June 30, 2014.

3.           GOING CONCERN

As shown in the accompanying interim financial statements, the Company had a net loss of $57,603 for the three months ended September 30, 2013.  There is substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to raise additional capital either through debt or equity financing. The interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4.           COMMON STOCK AND WARRANTS

a)     Common Stock:

In July 2013, the Company issued 100,000 common shares pursuant to a mining lease agreement at a deemed value, based on the most recent sale of common shares, of $0.10 per share. The Company accounted for $10,000 as mineral properties.

In October 2013, the Company issued 200,000 common shares for services at a deemed value, based on the most recent sale of common shares, of $0.10 per share, 100,000 of which are earned and accrued for in common stock payable.

IDAHO NORTH RESOURCES CORPORATION (AN EXPLORATION STAGE COMPANY)
Notes to Financial Statements
As of September 30, 2013

b)    Warrants

	Number	Weighted Average Exercise Price
Outstanding at June 30, 2012	1,600,000	$0.25
Issued	1,325,000	0.25
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2013	2,925,000	$0.25
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at September 30, 2013	2,925,000	$0.25

The warrants that are issued and outstanding as at September 30, 2013 are as follows:

Number of Warrants	Exercise Price	Expiration Date
2,925,000	$ 0.25	March 1, 2015

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

The Company valued the 500,000 shares issued for the above acquisition of mineral rights at $0.02, based on the most recent sale of common shares, and recorded $10,000 as mineral property.

IDAHO NORTH RESOURCES CORPORATION (AN EXPLORATION STAGE COMPANY)
Notes to Financial Statements
As of September 30, 2013

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

The Company valued the 100,000 shares issued for the above acquisition of mineral rights at $0.02, based on the most recent sale of common shares, and recorded $2,000 as mineral property.

*The Company, with agreement from the sellers, satisfied its First Anniversary obligation with a $5,000 payment in cash and 50,000 shares of common stock issued with a fair value of $0.10 per share during the year ended June 30, 2013.

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

IDAHO NORTH RESOURCES CORPORATION (AN EXPLORATION STAGE COMPANY)
Notes to Financial Statements
As of September 30, 2013

Advanced Royalty Payments

Date	Payment Amount	Common Shares
Upon execution of Agreement	$6,000	300,000
On or prior to the 1st Anniversary of the Agreement	15,000*	150,000
On or prior to the 2nd Anniversary of the Agreement	20,000	150,000
On or prior to the 3rd Anniversary of the Agreement	30,000	-
On or prior to the 4th Anniversary of the Agreement	40,000	-
On or prior to the 5th through the 10th Anniversary	50,000	-
On or prior to the 11th Anniversary and thereafter	100,000	-

The Company valued the 300,000 shares issued for the above acquisition of mineral rights at $0.10, based on the most recent sale of common shares, and recorded $30,000 as mineral property.

*The Company, with agreement from the sellers, satisfied its First Anniversary obligation with a $5,000 payment in cash and 100,000 shares of common stock issued with a fair value of $0.10 per share during the three months ended September 30, 2013.

Work Commitment

Lease Year	Amount
First Lease Year	$5,000
Second Lease Year	10,000
Third Lease Year	25,000
Fourth Lease Year	50,000
Fifth Lease Year and thereafter	100,000

For all three properties, the related party is a shareholder who exercises voting rights over more than 10 percent of the Company’s common stock.  The Company has satisfied its work commitments for the first and second lease years on all three properties.

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

We are considered to be in the development stage, as defined in Statement of Financial Accounting Standards No. 7. We have been in the development stage since our inception. We have had no source of revenue, we have incurred operating losses since inception and at September 30, 2013 had working capital of $28,772.

We do not have sufficient available cash in order to maintain operations during the next twelve months.  We will have to raise additional capital to continue our exploration plans and keep our mineral property leases in good standing.  We intend to obtain the capital from the exercise of our Redeemable Warrants; possible sale of additional shares of common stock; or loans.  There is no assurance that we will raise the additional funds.

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

We have discussed this matter with our officers and directors; however, our officers and directors are unwilling to make any commitment to loan us any significant amounts of money at this time.  If we cannot raise additional cash, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

We will be conducting research in the form of exploration of the properties.  Our exploration program is explained in as much detail as possible in the business section of this report.  We do not plan to buy or sell any plant or significant equipment during the next twelve months.  We will not buy any additional equipment until we have located a body of minerals and we have determined they are economical to extract from the land.

We intend to interest other companies in the properties should we discover mineralized materials, or we may elect to develop the properties ourselves.

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

Below are the aggregate annual payments due on the properties as stated in the 3 signed lease agreements. These payments totaling $172,225 are included in our 12-month expense list and are comprised of Lease Agreements, Work Commitments and BLM & County Claim Fees.

	Advance Royalty Payment	Payment Due Date	Work Commitment	BLM & County Claim Fees
Klondike Lease	$30,000	10/24/2014	$50,000	$6,175
Divide Lease	$20,000	2/21/2014	$25,000	$1,625
Eagleville Lease	$20,000	7/27/2014	$10,000	$9,425

Total	$70,000		$85,000	$17,225

Total aggregate annual payments	$172,225

Klondike lease dated October 24, 2011 (12 claims/North, 26 claims/South) -- Total 38 claims

Lease agreement -- paid $10,000 on 10/24/12 end of first year. NOTE: $20,000 for end of second year due 10/27/2013
Work Commitment -- $50,000
BLM Claim fees -- 38 claims @ $140.00 per claim, and $22.50 per claim County and State fees -- $6,715.00

Divide lease dated Feb. 21, 2012 -- Total 10 claims

Lease agreement -- paid $10,000 on 2/20/13, $5,000 in cash and $5,000 in common stock.  For the common stock, 50,000 shares were issued to the Owners at a deemed value of $0.10 per share.
Work Commitment -- $25,000
BLM Claim fees -- 10 claims @ $140.00 per claim, and $22.50 per claim County and State fees -- $1,625.00

Eagleville lease dated July 27, 2012 -- Total 58 claims

Lease agreement -- paid $15,000 on 7/29/13, $5,000 in cash and $10,000 in common stock.  For the common stock, 100,000 shares were issued to the Owners at a deemed value of $0.10 per share.
Work Commitment -- $10,000
BLM Claim fees -- 58 claims @$140.00 per claim, and $22.50 per claim County and State fees -- $9,425.00

Plan of Operation - Milestones

During the next twelve months we plan to spend funds from our working capital balance of $18,772 plus additional capital raised as follows.  If we are unable to raise additional capital, we will not be able to complete these milestones and may cease operations.

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

Results of Operations

For the three months ended September 30, 2013, we generated revenues and gross profit of $0, compared to $0 for the same period in 2012.  Operating expenses were $57,603 for the three months ended September 30, 2013, compared to $27,961 for the same period in 2012.  Costs associated with obtaining the Company’s public listing accounted for the difference.

Material Changes in Financial Condition

At September 30, 2013, we had assets of $121,015, including cash of $35,422, compared to assets of $151,229, including cash of $83,229, at June 30, 2013.  The decrease in assets is attributable to costs associated with obtaining the Company’s public listing and maintaining property leases.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations.

Since our inception on January 22, 2007, we have issued 7,961,000 restricted shares of common stock and 2,925,000 Redeemable Warrants.  The exercise period of the Redeemable Warrants is three (3) years from March 1, 2012.  Two (2) Redeemable Warrants plus $0.25 are convertible into one (1) restricted share of common stock. The Redeemable Warrants are redeemable by us upon thirty (30) days written notice to the warrant holder.  If we issue such notice, and the Redeemable Warrants are not exercised during the 30 day period, the Redeemable Warrants will terminate thirty (30) days from the date of the notice.

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

During the next twelve months, we will be required to spend $70,000 on property leases and spend a minimum of $85,000 on property exploration.  These expenses are included in the amounts listed under “Plan of Operation – Milestones.”  See “Property Agreements” for lease payments required after twelve months.

As of September 30, 2013, our total assets were $121,015, and our total liabilities were $19,243.  We had cash of $35,422 at September 30, 2013.

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

Auditors

Our auditors are Decoria, Maichel and Teague, P.S, and our former auditors were MaloneBailey, LLP.  We changed auditors on October 7, 2013.  We do not have nor have we ever had any disagreements with our auditors concerning a financial accounting, reporting, or auditing matter that could be significant to the financial statements or the auditor’s report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective.  There was no change in our internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.	EXHIBITS.

The following documents are included herein:

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation (12/11/2007).	S-1/A-1	1/24/13	3.1

3.2	Bylaws of Idaho North Resources Corp.	S-1/A-1	1/24/13	3.2

4.1	Specimen Stock Certificate.	S-1/A-1	1/24/13	4.1

10.1	Lease Agreement with Mountain Gold Claims LLC for Klondike 25-29 Property, Klondike 41 Property, Klondike Central Property and Klondike Southeast Property.	S-1	11/26/12	10.1

10.2	Lease Agreement with Mountain Gold Claims LLC and Black Rock Exploration LLC for Divide TH Property, Divide DN Property and Divide GS Property.	S-1	11/26/12	10.2

10.3	Lease Agreement with Mountain Gold Exploration, Inc. and Lane A. Griffin and Associates for the Eagleville Property.	S-1	11/26/12	10.3

10.4	Employment Agreement with Erik Panke.	S-1/A-1	1/24/13	10.4

10.5	Selling Agreement with Pennaluna & Company.				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Warrant Agreement.	S-1	11/26/12	99.1

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of November, 2013.

IDAHO NORTH RESOURCES CORP.
(the “Registrant”)

BY:	MARK FRALICH
Mark Fralich
President, Principal Executive Officer and a member of the Board of Directors

BY:	ERIK PANKE
Erik Panke
Principal Accounting Officer, Principal Financial Officer, Secretary, Treasurer and a member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation (12/11/2007).	S-1/A-1	1/24/13	3.1

3.2	Bylaws of Idaho North Resources Corp.	S-1/A-1	1/24/13	3.2

4.1	Specimen Stock Certificate.	S-1/A-1	1/24/13	4.1

10.1	Lease Agreement with Mountain Gold Claims LLC for Klondike 25-29 Property, Klondike 41 Property, Klondike Central Property and Klondike Southeast Property.	S-1	11/26/12	10.1

10.2	Lease Agreement with Mountain Gold Claims LLC and Black Rock Exploration LLC for Divide TH Property, Divide DN Property and Divide GS Property.	S-1	11/26/12	10.2

10.3	Lease Agreement with Mountain Gold Exploration, Inc. and Lane A. Griffin and Associates for the Eagleville Property.	S-1	11/26/12	10.3

10.4	Employment Agreement with Erik Panke.	S-1/A-1	1/24/13	10.4

10.5	Selling Agreement with Pennaluna & Company.				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Warrant Agreement.	S-1	11/26/12	99.1

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X