Form 10-Q
period 2013-12-31
Idaho North Resources Corp.
filed 2014-02-10
CIK 1543395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-55045

IDAHO NORTH RESOURCES CORP.
(Exact name of registrant as specified in its charter)

IDAHO	30-0406120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2555 West Palais Drive
Coeur d’Alene, ID   83815
(Address of principal executive offices, including zip code.)

(509) 928-7604
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.     YES [√]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      YES [   ]     NO [√]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer (Do not check if smaller reporting company)	[ ]	Smaller Reporting Company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES [   ]     NO [√]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
0 shares of preferred stock and 8,161,000 shares of common stock as of February 5, 2014.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

IDAHO NORTH RESOURCES CORPORATION
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS (UNAUDITED)

	December 31, 2013 (Unaudited)	June 30, 2013

ASSETS

Current Assets
Cash	$8,102	$83,229
Prepaid insurance	1,945	-
Total Current Assets	10,047	83,229

Mineral properties	103,000	68,000

TOTAL ASSETS	$113,047	$151,229

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$9,784	$1,854

Total Liabilities	9,784	1,854

Commitments (note 5)	-	-

Stockholders’ Equity
Preferred stock, $0.05 par value, 10,000,000 shares authorized, 0 outstanding as of December 31, 2013 and June 30, 2013	-	-
Common stock, $0.01 par value, 100,000,000 common shares authorized, 8,161,000 and 7,661,000 shares outstanding as of December 31, 2013 and June 30, 2013, respectively	81,610	76,610
Additional paid-in capital	341,865	296,865
Share subscription receipts	8,965	-
Accumulated deficit during exploration stage	(329,177)	(224,100)
Total Stockholders’ Equity	103,263	149,375

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$113,047	$151,229

The accompanying notes are an integral part of these financial statements.

IDAHO NORTH RESOURCES CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	Inception (January 22, 2007) through December 31, 2013

REVENUES	$-	$-	$-	$-	$-

COST OF REVENUES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

Operating Expenses
Exploration expenditures	1,690	20,830	24,463	47,876	143,931
General and administrative expenses	45,784	18,905	80,614	19,820	185,246
Total Operating Expenses	47,474	39,735	105,077	67,696	329,177

Loss from Operations	(47,474)	(39,735)	(105,077)	(67,696)	(329,177)

Net Loss	$(47,474)	$(39,735)	$(105,077)	$(67,696)	$(329,177)

Net Loss per Common Share
Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding
Basic and diluted	8,084,913	7,611,000	7,907,196	7,337,223

The accompanying notes are an integral part of these financial statements.

IDAHO NORTH RESOURCES CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	December 31, 2013	December 31, 2012	Inception (January 22, 2007) through December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(105,077)	$(67,696)	$(329,177)

Adjustments to reconcile net income (loss) to net cash used in operating activities :
Shares issued as compensation	20,000	-	66,500
Changes in operating assets and liabilities:
Prepaid insurance	(1,945)	-	(1,945)
Accounts payable	7,930	(10,314)	9,784

Cash used in operating activities	(79,092)	(78,010)	(254,838)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral properties	(5,000)	(16,000)	(26,000)
Cash used in investing activities	(5,000)	(16,000)	(26,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of common stock	-	132,500	330,500
Cash received on common stock not yet issued	10,000	-	10,000
Share issuance cost	(1,035)	(23,075)	(51,560)
Cash provided by financing activities	8,965	109,425	288,940

Increase (decrease) in cash and cash equivalents	(75,127)	15,415	8,102

Cash, beginning of period	83,229	121,410	-

Cash, end of period	$8,102	$136,825	$8,102

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for mineral property acquisitions	$30,000	$30,000	$57,000

The accompanying notes are an integral part of these financial statements.

IDAHO NORTH RESOURCES CORPORATION (AN EXPLORATION STAGE COMPANY)
Notes to Financial Statements
As of December 31, 2013

1.         NATURE AND CONTINUANCE OF OPERATIONS

Idaho North Resources Corporation (“the Company”) was incorporated under the laws of Idaho in 2007.  The Company is engaged primarily in acquiring prospective precious metals mining properties in the western United States. The Company is an Exploration Stage Company, as defined by Accounting Standards Codification 915, Exploration Stage Entities.

2.         BASIS OF PRESENTATION

These interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) and should be read in conjunction with the annual financial statements for the fiscal year ended June 30, 2013. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  Actual results could differ from these estimates and assumptions and could have a material effect on the Company's reported financial position and results of operations. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2013 as reported in Form 10-K, have been omitted.  Results of operations for the three months ended December 31, 2013 are not necessarily indicative of the results expected for the fiscal year ending June 30, 2014.

3.         GOING CONCERN

As shown in the accompanying interim financial statements, the Company had a net loss of $47,474 and $105,077 for the three and six months ended December 31, 2013, respectively.  There is substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to raise additional capital either through debt or equity financing. The interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4.         EARNINGS PER SHARE

For the three and six month periods ended December 30, 2013 and 2012, the effect of the Company’s potential issue of 1,462,500 shares from the exercise of 2,925,000 outstanding warrants would have been anti-dilutive.  Two warrants are required to be exercised in order to receive one share of common stock.  Accordingly, only basic net loss per share has been presented.

IDAHO NORTH RESOURCES CORPORATION (AN EXPLORATION STAGE COMPANY)
Notes to Financial Statements
As of December 31, 2013

5.         COMMON STOCK AND WARRANTS

a)	Common Stock:

In July 2013, the Company issued 100,000 common shares pursuant to a mining lease agreement at a fair value, based on the most recent sale of common shares, of $0.10 per share. The Company accounted for $10,000 as mineral properties.

In October 2013, the Company issued 200,000 common shares for services at a fair value, based on the most recent sale of common shares, of $0.10 per share.

In November 2013, the Company issued 200,000 common shares pursuant to a mining lease agreement at a fair value, based on the most recent sale of common shares, of $0.10 per share.  The Company accounted for $20,000 as mineral properties.

In December 2013, the Company sold 100,000 common shares at $0.10 per share for proceeds of $10,000.  The shares were not yet issued as of December 31, 2013 and are recorded as share subscription receipts, less selling costs, rather than as common stock.

b)	Warrants

	Number	Weighted Average Exercise Price	*
Outstanding at June 30, 2012	1,600,000	$0.25
Issued	1,325,000	0.25
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2013	2,925,000	$0.25
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2013	2,925,000	$0.25

The warrants that are issued and outstanding as at December 31, 2013 are as follows:

Number of Warrants	Exercise Price	*	Expiration Date
2,925,000	$0.25		March 1, 2015

*Two warrants plus $0.25 will allow the holder to acquire one share of common stock.

6.         MINERAL PROPERTY COMMITMENTS - RELATED PARTY

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

IDAHO NORTH RESOURCES CORPORATION (AN EXPLORATION STAGE COMPANY)
Notes to Financial Statements
As of December 31, 2013

Advanced Royalty Payments

Date	Payment Amount		Common Shares
Upon execution of Agreement	$-		500,000
First Anniversary of the Agreement	10,000		-
Second Anniversary of the Agreement	20,000	*	-
Third Anniversary of the Agreement	30,000		-
Fourth Anniversary of the Agreement	40,000		-
Fifth through the tenth Anniversary	50,000		-
Eleventh Anniversary and thereafter	100,000		-

The Company valued the 500,000 shares issued for the above acquisition of mineral rights at $0.02, based on the most recent sale of common shares, and recorded $10,000 as mineral property.

*The Company, with agreement from the sellers, satisfied its Second Anniversary obligation with 200,000 shares of common stock issued with a fair value of $0.10 per share.

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

Advanced Royalty Payments

Date	Payment Amount		Common Shares
Upon execution of Agreement	$-		100,000
First Anniversary of the Agreement	10,000	*	-
Second Anniversary of the Agreement	20,000		-
Third Anniversary of the Agreement	30,000		-
Fourth Anniversary of the Agreement	40,000		-
Fifth Anniversary and thereafter	50,000		-

The Company valued the 100,000 shares issued for the above acquisition of mineral rights at $0.02, based on the most recent sale of common shares, and recorded $2,000 as mineral property.

*The Company, with agreement from the sellers, satisfied its First Anniversary obligation with a $5,000 payment in cash and 50,000 shares of common stock issued with a fair value of $0.10 per share.

IDAHO NORTH RESOURCES CORPORATION (AN EXPLORATION STAGE COMPANY)
Notes to Financial Statements
As of December 31, 2013

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

Advanced Royalty Payments

Date	Payment Amount		Common Shares
Upon execution of Agreement	$6,000		300,000
On or prior to the 1st Anniversary of the Agreement	15,000	*	150,000
On or prior to the 2nd Anniversary of the Agreement	20,000		150,000
On or prior to the 3rd Anniversary of the Agreement	30,000		-
On or prior to the 4th Anniversary of the Agreement	40,000		-
On or prior to the 5th through the 10th Anniversary	50,000		-
On or prior to the 11th Anniversary and thereafter	100,000		-

The Company valued the 300,000 shares issued for the above acquisition of mineral rights at $0.10, based on the most recent sale of common shares, and recorded $30,000 as mineral property.

*The Company, with agreement from the sellers, satisfied its First Anniversary obligation with a $5,000 payment in cash and 100,000 shares of common stock issued with a fair value of $0.10 per share.

Work Commitment

Lease Year	Amount
First Lease Year	$5,000
Second Lease Year	10,000
Third Lease Year	25,000
Fourth Lease Year	50,000
Fifth Lease Year and thereafter	100,000

For all three properties, the related party is a shareholder (not an officer or director) who exercises voting rights over 13.9% of the Company’s common stock.  The Company has satisfied its work commitments for the first and second lease years on all three properties.  Work commitments include, but are not limited to, annual claim fees, exploration, mapping, sampling, and administration costs.

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

We are considered to be in the development stage, as defined in Statement of Financial Accounting Standards No. 7. We have been in the development stage since our inception. We have had no source of revenue, we have incurred operating losses since inception and at December 31, 2013 had working capital of $263.

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

Exploration expenditures consist of fees to be paid for consulting services connected with exploration, the cost of rock sampling (the collection of a series of small chips over a measured distance, which is then submitted for a chemical analysis, usually to determine the metallic content over the sampled interval, at pre-determined locations on the property), and cost of analyzing these samples. Since we recently leased the properties, we have not begun exploration.

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

We do not intend to hire additional employees at this time.  Any work that would be conducted on a property that we may secure will be conducted by unaffiliated independent contractors that we will hire.  The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation.  The geologists will evaluate the information derived from the exploration and excavation, and the engineers will advise us on the economic feasibility of removing the mineralized material.

Below are the aggregate annual payments due on the properties, as stated in the 3 signed lease agreements. These payments totaling $172,225 are included in our 12-month expense list and are comprised of Lease Agreements, Work Commitments and BLM & County Claim Fees.

	Advance Royalty Payment	Payment Due Date	Work Commitment	BLM & County Claim Fees
Klondike Lease	$30,000	10/24/2014	$50,000	$6,175
Divide Lease	$20,000	2/21/2014	$25,000	$1,625
Eagleville Lease	$20,000	7/27/2014	$10,000	$9,425

Total	$70,000		$85,000	$17,225

Total aggregate annual payments	$172,225

Klondike lease dated October 24, 2011 (12 claims/North, 26 claims/South) -- Total 38 claims

Lease agreement -- paid $10,000 on 10/24/12 for end of first year in cash; paid $20,000 in common stock on 11/01/12 for end of second year—200,000 shares were issued to the owners at a deemed value of $0.10 per share.
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
Work Commitment -- $10,000
BLM Claim fees -- 58 claims @$140.00 per claim, and $22.50 per claim County and State fees -- $9,425.00

Plan of Operation - Milestones

During the next twelve months we plan to spend funds from additional capital raised as follows.  If we are unable to raise additional capital, we will not be able to complete these milestones and may cease operations.

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

Results of Operations

For the three months ended December 31, 2013, we generated revenues and gross profit of $0, compared to $0 for the same period in 2012.  Operating expenses were $47,474 for the three months ended December 31, 2013, compared to $39,735 for the same period in 2012.  Costs associated with obtaining the Company’s public listing accounted for the difference.

For the six months ended December 31, 2013, we generated revenues and gross profit of $0, compared to $0 for the same period in 2012.  Operating expenses were $105,077 for the six months ended December 31, 2013, compared to $67,696 for the same period in 2012.  Costs associated with obtaining the Company’s public listing and maintaining property leases accounted for the difference.

Material Changes in Financial Condition

At December 31, 2013, we had assets of $113,047, including cash of $8,102, compared to assets of $151,229, including cash of $83,229, at June 30, 2013.  The decrease in assets is attributable to costs associated with obtaining the Company’s public listing and maintaining property leases.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations.

Since our inception on January 22, 2007, we have issued 8,161,000 restricted shares of common stock and 2,925,000 Redeemable Warrants.  The exercise period of the Redeemable Warrants is three (3) years from March 1, 2012.  Two (2) Redeemable Warrants plus $0.25 are convertible into one (1) restricted share of common stock. The Redeemable Warrants are redeemable by us upon thirty (30) days written notice to the warrant holder.  If we issue such notice, and the Redeemable Warrants are not exercised during the 30 day period, the Redeemable Warrants will terminate thirty (30) days from the date of the notice.

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

During the next twelve months, we will be required to spend $70,000 on property leases and spend a minimum of $85,000 on property exploration.  These expenses are included in the amounts listed under “Plan of Operation – Milestones.”  See “Notes to Financial Statements” for lease payments required after twelve months.

As of December 31, 2013, our total assets were $113,047, and our total liabilities were $9,784.  We had cash of $8,102 at December 31, 2013.

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

Mineral Property Costs-The Company has been in the exploration stage since its inception on January 27, 2007 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized. The Company assesses the carrying costs for impairment under ASC 360, Property, Plant, and Equipment at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective.  There was no change in our internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION.

ITEM 1.              LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.              MINE SAFETY DISCLOSURES.

None.

ITEM 5.              OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following documents are included herein:

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation (12/11/2007).	S-1/A-1	1/24/13	3.1

3.2	Bylaws of Idaho North Resources Corp.	S-1/A-1	1/24/13	3.2

4.1	Specimen Stock Certificate.	S-1/A-1	1/24/13	4.1

10.1	Lease Agreement with Mountain Gold Claims LLC for Klondike 25-29 Property, Klondike 41 Property, Klondike Central Property and Klondike Southeast Property.	S-1	11/26/12	10.1

10.2	Lease Agreement with Mountain Gold Claims LLC and Black Rock Exploration LLC for Divide TH Property, Divide DN Property and Divide GS Property.	S-1	11/26/12	10.2

10.3	Lease Agreement with Mountain Gold Exploration, Inc. and Lane A. Griffin and Associates for the Eagleville Property.	S-1	11/26/12	10.3

10.4	Employment Agreement with Erik Panke.	S-1/A-1	1/24/13	10.4

10.5	Selling Agreement with Pennaluna & Company.	10-Q	11/12/13	10.5

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Warrant Agreement.	S-1	11/26/12	99.1

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 7th day of February, 2014.

IDAHO NORTH RESOURCES CORP.
(the “Registrant”)

BY:	MARK FRALICH
Mark Fralich
President, Principal Executive Officer and a member of the Board of Directors

BY:	ERIK PANKE
Erik Panke
Principal Accounting Officer, Principal Financial Officer, Secretary, Treasurer and a member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation (12/11/2007).	S-1/A-1	1/24/13	3.1

3.2	Bylaws of Idaho North Resources Corp.	S-1/A-1	1/24/13	3.2

4.1	Specimen Stock Certificate.	S-1/A-1	1/24/13	4.1

10.1	Lease Agreement with Mountain Gold Claims LLC for Klondike 25-29 Property, Klondike 41 Property, Klondike Central Property and Klondike Southeast Property.	S-1	11/26/12	10.1

10.2	Lease Agreement with Mountain Gold Claims LLC and Black Rock Exploration LLC for Divide TH Property, Divide DN Property and Divide GS Property.	S-1	11/26/12	10.2

10.3	Lease Agreement with Mountain Gold Exploration, Inc. and Lane A. Griffin and Associates for the Eagleville Property.	S-1	11/26/12	10.3

10.4	Employment Agreement with Erik Panke.	S-1/A-1	1/24/13	10.4

10.5	Selling Agreement with Pennaluna & Company.	10-Q	11/12/13	10.5

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Warrant Agreement.	S-1	11/26/12	99.1

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X