Form 10-Q
period 2014-05-09
Idaho North Resources Corp.
filed 2014-05-15
CIK 1543395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[√]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-55045

IDAHO NORTH RESOURCES CORP.
(Exact name of registrant as specified in its charter)

IDAHO	30-0406120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2555 West Palais Drive
Coeur d'Alene, ID   83815
(Address of principal executive offices, including zip code.)

(509) 928-7604
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.     YES [√]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      YES [√]     NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer (Do not check if smaller reporting company)	[ ]	Smaller Reporting Company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES [   ]     NO [√]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
0 shares of preferred stock and 11,834,333 shares of common stock as of May 14, 2014.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

IDAHO NORTH RESOURCES CORPORATION
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS (UNAUDITED)

	March 31, 2014 (Unaudited)	June 30, 2013

ASSETS

Current Assets
Cash	$324,920	$83,229
Accounts receivable	20,000	-
Prepaid insurance	1,297	-
Total Current Assets	346,217	83,229

Mineral properties	123,000	68,000

TOTAL ASSETS	$469,217	$151,229

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$17,006	$1,854
Deposits	12,158	-

Total Liabilities	29,164	1,854

Commitments (note 7)	-	-

Stockholders' Equity
Preferred stock, $0.05 par value, 10,000,000 shares authorized, 0 outstanding as of March 31, 2014 and June 30, 2013	-	-
Common stock, $0.01 par value, 100,000,000 common shares authorized, 11,834,333 and 7,661,000 shares outstanding as of March 31, 2014 and June 30, 2013, respectively	118,343	76,610
Additional paid-in capital	707,455	296,865
Accumulated deficit during exploration stage	(385,745)	(224,100)
Total Stockholders' Equity	440,053	149,375

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$469,217	$151,229

The accompanying notes are an integral part of these financial statements.

IDAHO NORTH RESOURCES CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013	Inception (January 22, 2007) through March 31, 2014

REVENUE EARNED DURING EXPLORATION STAGE:
Exploration services income	$7,841	$-	$7,841	$-	$7,841

Operating Expenses
Exploration services expense	7,129	-	7,129	-	7,129
Other exploration expenditures	11,541	1,218	36,004	49,094	155,472
General and administrative expenses	45,739	15,887	126,353	35,707	230,985
Total Operating Expenses	64,409	17,105	169,486	84,801	393,586

Loss from Operations	(56,568)	(17,105)	(161,645)	(84,801)	(385,745)

Net Loss	$(56,568)	$(17,105)	$(161,645)	$(84,801)	$(385,745)

Net Loss per Common Share
Basic and diluted	$(0.01)	$ Nil	$(0.02)	$(0.01)

Weighted average number of common shares outstanding
Basic and diluted	8,676,091	7,632,667	8,161,630	7,457,807

The accompanying notes are an integral part of these financial statements.

IDAHO NORTH RESOURCES CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	March 31, 2014	March 31, 2013	Inception (January 22, 2007) through March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(161,645)	$(84,801)	$(385,745)

Adjustments to reconcile net (loss) to net cash used in operating activities :
Shares issued as compensation	50,000	-	96,500
Changes in operating assets and liabilities:
Accounts receivable	(20,000)	-	(20,000)
Prepaid insurance	(1,297)	-	(1,297)
Accounts payable and deposits	27,310	(3,166)	29164

Cash used in operating activities	(105,632)	(87,967)	(281,378)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral properties	(25,000)	(21,000)	(46,000)
Cash used in investing activities	(25,000)	(21,000)	(46,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of common stock	404,000	132,500	734,500
Share issuance cost	(31,677)	(23,075)	(82,202)
Cash provided by financing activities	372,323	109,425	652,298

Increase in cash and cash equivalents	241,691	458	324,920

Cash, beginning of period	83,229	121,410	-

Cash, end of period	$324,920	$121,868	$324,920

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for mineral property acquisitions	$30,000	$35,000	$77,000

The accompanying notes are an integral part of these financial statements.

IDAHO NORTH RESOURCES CORPORATION (AN EXPLORATION STAGE COMPANY)
Notes to Financial Statements
As of March 31, 2014

1.               NATURE AND CONTINUANCE OF OPERATIONS

Idaho North Resources Corporation ("the Company") was incorporated under the laws of Idaho in 2007.  The Company is engaged primarily in acquiring prospective precious metals mining properties in the western United States. The Company is an Exploration Stage Company, as defined by Accounting Standards Codification 915, Exploration Stage Entities.

2.               BASIS OF PRESENTATION

These interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") and should be read in conjunction with the annual financial statements for the fiscal year ended June 30, 2013. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  Actual results could differ from these estimates and assumptions and could have a material effect on the Company's reported financial position and results of operations. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2013 as reported in Form 10-K, have been omitted.  Results of operations for the three and nine month periods ended March 31, 2014 are not necessarily indicative of the results expected for the fiscal year ending June 30, 2014.

Revenue Recognition
Revenue received from exploration contracts with third parties is recognized when the contract has been established, the services are rendered and collection of payment is deemed probable.

3.               GOING CONCERN

As shown in the accompanying interim financial statements, the Company had a net loss of $56,568 and $161,645 for the three and nine months ended March 31, 2014, respectively, and an accumulated deficit.  There is substantial doubt about the Company's ability to continue as a going concern.

The Company intends to raise additional capital either through debt or equity financing. The interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4.               EARNINGS PER SHARE

For the three and nine month periods ended March 31, 2014, the effect of the Company's potential issue of 2,129,167 shares from the exercise of 3,591,667 outstanding warrants would have been anti-dilutive (see note 6).  Accordingly, only basic net loss per share has been presented.

IDAHO NORTH RESOURCES CORPORATION (AN EXPLORATION STAGE COMPANY)
Notes to Financial Statements
As of March 31, 2014

5.               CENTRAL NEVADA EXPLORATION ALLIANCE

In the first quarter of 2014, the Company completed a private placement and signed a letter of intent to enter into an exploration alliance with Coeur Mining Inc. ("Coeur").  Coeur purchased 1,333,333 units at $0.15 per unit, for a total of $200,000.  Each unit consists of one common share and a warrant.  Two warrants plus $0.30 allow Coeur to purchase one common share.  The warrants expire in March 2017.  The letter of intent calls for Coeur to fund a central Nevada exploration program for a 3-year period. Coeur will pay certain consulting and field-related exploration costs associated with the exploration program, along with an administrative fee equal to 10 percent of actual expenditures. Coeur has an earn-in option to acquire interests in certain precious metals properties staked by the Company, provided Coeur funds certain development related-expenditures and meets certain milestones for preparing technical reports and economic analyses pertaining to the applicable properties.  For the period ending March 31, 2014, the Company invoiced Coeur for actual exploration costs and administrative fees of $7,841, plus a $12,158 advance on future exploration costs.

6.               COMMON STOCK AND WARRANTS

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

During the nine months ended March 31, 2014, the Company sold 2,040,000 common shares at $0.10 per share for proceeds of $204,000.

In March 2014, the Company issued 300,000 common shares for services at a fair value, based on the most recent sale of common shares, of $0.10 per share.

In March 2014, the Company sold 1,333,333 common shares at $0.15 per share for proceeds of $200,000 (see note 5).

b)     Warrants

	Number of Warrants	Equivalent Common Shares	Weighted Average Exercise Price*
Outstanding at June 30, 2012	1,600,000	800,000	$0.25
Issued	1,325,000	662,500	0.25
Exercised	-	-	-
Expired	-	-	-
Outstanding at June 30, 2013	2,925,000	1,462,500	$0.25
Issued	666,667	666,667	0.30
Exercised	-	-	-
Expired	-	-	-
Outstanding at March 31, 2014	3,591,667	2,129,167	$0.26

IDAHO NORTH RESOURCES CORPORATION (AN EXPLORATION STAGE COMPANY)
Notes to Financial Statements
As of March 31, 2014

The warrants that are issued and outstanding as at March 31, 2014 are as follows:

Equivalent Common Shares	Exercise Price*	Expiration Date
1,462,500	$ 0.25	March 1, 2015
666,667	0.30	March 4, 2017

*For the warrants outstanding as of June 30, 2013, two warrants plus $0.25 will allow the holder to acquire one share of common stock.  For the warrants issued after June 30, 2013, one warrant plus $0.30 will allow the holder to acquire one share of common stock.

7.               MINERAL PROPERTY COMMITMENTS - RELATED PARTY

For the following properties, the related party is a shareholder (not an officer or director) who exercises voting rights over 9.6% percent of the Company's common stock.  The Company has satisfied its work commitments for the first and second lease years on all three properties.  Work commitments include, but are not limited to, annual claim fees, exploration, mapping, sampling, and administration costs.

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

The Company valued the 500,000 shares issued for the above acquisition of mineral rights at $0.02, based on the most recent sale of common shares, and recorded $10,000 as mineral property in the fiscal year ended June 30, 2012.

*The Company, with agreement from the sellers, satisfied its Second Anniversary obligation with 200,000 shares of common stock issued with a fair value of $0.10 per share in the nine months ended March 31, 2014.

IDAHO NORTH RESOURCES CORPORATION (AN EXPLORATION STAGE COMPANY)
Notes to Financial Statements
As of March 31, 2014

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

The Company valued the 100,000 shares issued for the above acquisition of mineral rights at $0.02, based on the most recent sale of common shares, and recorded $2,000 as mineral property in the fiscal year ended June 30, 2012.

*The Company, with agreement from the sellers, satisfied its First Anniversary obligation with a $5,000 payment in cash and 50,000 shares of common stock issued with a fair value of $0.10 per share in the fiscal year ended June 30, 2013.

Work Commitment

Lease Year	Amount
First Lease Year	$5,000
Second Lease Year	25,000
Third Lease Year	50,000
Fourth Lease Year	75,000
Fifth Lease Year and thereafter	100,000

IDAHO NORTH RESOURCES CORPORATION (AN EXPLORATION STAGE COMPANY)
Notes to Financial Statements
As of March 31, 2014

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

The Company valued the 300,000 shares issued for the above acquisition of mineral rights at $0.10, based on the most recent sale of common shares, and recorded $30,000 as mineral property in the fiscal year ended June 30, 2013.

*The Company, with agreement from the sellers, satisfied its First Anniversary obligation with a $5,000 payment in cash and 100,000 shares of common stock issued with a fair value of $0.10 per share in the nine months ended March 31, 2014.

Work Commitment

Lease Year	Amount
First Lease Year	$5,000
Second Lease Year	10,000
Third Lease Year	25,000
Fourth Lease Year	50,000
Fifth Lease Year and thereafter	100,000

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We are considered to be in the development stage, as defined in Statement of Financial Accounting Standards No. 7. We have been in the development stage since our inception.  We have incurred operating losses since inception and at March 31, 2014 had working capital of $317,053.

We have sufficient available cash in order to maintain operations during the next twelve months; however, we will have to raise additional capital to continue our exploration plans and keep our mineral property leases in good standing after twelve months.  We intend to obtain the capital from the exercise of our Redeemable Warrants; possible sale of additional shares of common stock; or loans.  There is no assurance that we will raise the additional funds.

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
 We will be conducting research in the form of exploration of the properties.  Our exploration program is explained in as much detail as possible in the business section of this report.  We do not plan to buy or sell any plant or significant equipment during the next twelve months.  We will not buy any equipment until we have located a body of minerals and we have determined they are economical to extract from the land.

We intend to interest other companies in the properties should we discover mineralized materials, or we may elect to develop the properties ourselves.

If we are unable to complete any phase of exploration because we do not have enough money, we will cease operations until we raise more money.  If we cannot or do not raise more money, we will cease operations.  If we cease operations, we do not know what we will do and we don't have any plans to do anything.

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

Central Nevada Exploration Alliance

In the first quarter of 2014, the Company completed a private placement and signed a letter of intent to enter into an exploration alliance with Coeur Mining Inc. ("Coeur").  Coeur purchased 1,333,333 units at $0.15 per unit, for a total of $200,000.  Each unit consists of one common share and a warrant.  Two warrants plus $0.30 allow Coeur to purchase one common share.  The warrants expire in March 2017.  The letter of intent calls for Coeur to fund a central Nevada exploration program for a 3-year period. Coeur will pay certain consulting and field-related exploration costs associated with the exploration program, along with an administrative fee equal to 10 percent of actual expenditures. Coeur has an earn-in option to acquire interests in certain precious metals properties staked by the Company, provided Coeur funds certain development related-expenditures and meets certain milestones for preparing technical reports and economic analyses pertaining to the applicable properties.

Property Leases

Below are the aggregate annual payments due on the properties, as stated in the 3 signed lease agreements. These payments totaling $207,225 are included in our 12-month expense list and are comprised of Lease Agreements, Work Commitments and BLM & County Claim Fees.

	Advance Royalty Payment	Payment Due Date	Work Commitment	BLM & County Claim Fees
Klondike Lease	$30,000	10/24/2014	$50,000	$6,175
Divide Lease	$30,000	2/21/2015	$50,000	$1,625
Eagleville Lease	$20,000	7/27/2014	$10,000	$9,425

Total	$80,000		$110,000	$17,225

Total aggregate annual payments	$207,225

Klondike lease dated October 24, 2011 (12 claims/North, 26 claims/South) Total 38 claims

Lease agreement paid $10,000 on 10/24/12 for end of first year in cash; paid $20,000 in common stock on 11/01/12 for end of second year—200,000 shares were issued to the owners at a deemed value of $0.10 per share.
Work Commitment $50,000
BLM Claim fees 38 claims @ $140.00 per claim, and $22.50 per claim County and State fees $6,715.00

Divide lease dated Feb. 21, 2012 Total 10 claims

Lease agreement paid $10,000 on 2/20/13, $5,000 in cash and $5,000 in common stock for end of first year; paid $20,000 in cash for end of second year.  For the common stock, 50,000 shares were issued to the owners at a deemed value of $0.10 per share.
Work Commitment $50,000
BLM Claim fees 10 claims @ $140.00 per claim, and $22.50 per claim County and State fees $1,625.00

Eagleville lease dated July 27, 2012 Total 58 claims

Lease agreement paid $15,000 on 7/29/13, $5,000 in cash and $10,000 in common stock.  For the common stock, 100,000 shares were issued to the owners at a deemed value of $0.10 per share.
Work Commitment $10,000
BLM Claim fees 58 claims @$140.00 per claim, and $22.50 per claim County and State fees $9,425.00

Plan of Operation - Milestones

During the next twelve months we plan to spend funds from additional capital raised as follows.  If we are unable to raise additional capital, we will not be able to complete these milestones and may cease operations.

	Estimated Time	Cost
Research (1)	4-6 months	$5,000
Maintenance Fees (2)	2 months	$19,338
Exploration (3)	4-6 months	$10,000
Analysis (4)	4-6 months	$2,000
Salaries (5)	All 12 months	$30,000
Accounting (6)	All 12 months	$21,000
Office Expenses (7)	All 12 months	$5,000
Advance Royalty Payments and Work Commitments on Leased Properties (8)	All 12 months	$190,000

(1)	Costs related to the examination of potential property acquisitions.
(2)	Costs of annual claim maintenance fees.
(3)	Costs related to trenching and surface sampling.
(4)	Costs related to analyzing mineral claims.
(5)	Salaries to be paid to officers of the corporation.
(6)	Costs for accounting, auditing and tax preparation services.
(7)	Costs of stationary, mail, telephone & other office supplies.
(8)	Costs for the next twelve months for Advance Royalty Payments and Work Commitments due on the Klondike, Divide, and Eagleville properties.

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

Results of Operations

For the three months ended March 31, 2014, we generated exploration services income of $7,841, compared to $0 for the same period in 2013.  Operating expenses were $64,409 for the three months ended March 31, 2014, compared to $17,105 for the same period in 2013.  Higher exploration costs and compensation costs to officers and directors accounted for the increase.

For the nine months ended March 31, 2014, we generated exploration services income of $7,841, compared to $0 for the same period in 2013.  Operating expenses were $169,486 for the nine months ended March 31, 2014, compared to $84,801 for the same period in 2013.  Costs associated with obtaining the Company's public listing, maintaining property leases, higher exploration costs and compensation costs to officers and directors accounted for the difference.

Material Changes in Financial Condition

At March 31, 2014, we had assets of $469,217, including cash of $324,920, compared to assets of $151,229, including cash of $83,229, at June 30, 2013.  The increase in assets is attributable to proceeds received from an ongoing private placement of equity securities.

Liquidity and Capital Resources

Since our inception on January 22, 2007, we have issued 11,834,333 restricted shares of common stock.  Included in the foregoing are 850,000 shares of common stock on October 30, 2007, 300,000 shares of common stock on December 4, 2007, and 100,000 shares on January 10, 2008. These shares were issued to our officers, directors, and founders in consideration of $6,000. The foregoing 1,250,000 shares of common stock were issued pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933, as amended.

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

During the first quarter of 2014, we sold 2,040,000 units at $0.10 per share for proceeds of $204,000.  Each unit was comprised of one (1) restricted share of common stock and one (1) redeemable stock purchase warrant.  Two (2) Redeemable Warrants plus $0.25 are convertible into (1) restricted share of common stock.  The shares and warrants were not issued as of March 31, 2014.

In March 2014, we sold 1,333,333 units at $0.15 per share for proceeds of $200,000.  Each unit was comprised of one (1) restricted share of common stock and one half of one (1/2) redeemable stock purchase warrant.  One (1) warrant plus $0.30 is convertible into one (1) restricted share of common stock.

The warrants that are issued and outstanding as at March 31, 2014 are as follows:

Number of Warrants	Equivalent Common Shares	Exercise Price*	Expiration Date
2,925,000	1,462,500	$0.25	March 1, 2015
666,667	666,667	0.30	March 4, 2017
3,591,667	2,129,167

*For the warrants outstanding as of June 30, 2013, two warrants plus $0.25 will allow the holder to acquire one share of common stock.  For the warrants issued after June 30, 2013, one warrant plus $0.30 will allow the holder to acquire one share of common stock.

During the next twelve months, we will be required to spend $80,000 on property leases and spend a minimum of $110,000 on property exploration.  These expenses are included in the amounts listed under "Plan of Operation – Milestones."  See "Notes to Financial Statements" for lease payments required after twelve months.

As of March 31, 2014, our total assets were $469,217, and our total liabilities were $29,164.  We had cash of $324,920 at March 31, 2014.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of commitments and contingencies at the date of the consolidated financial statements and the reported amount of revenues and expenses during the period.  All of our significant accounting policies and estimates are described in note 2 of the June 30, 2013 audited financial statements, with the exception of revenue recognition, which is described in note 2 of the March 31, 2014 interim financial statements.  We consider the following policies as being critical with regard to the impact estimates and changes in estimates could have on our financial condition, changes in financial condition or results of operations.

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

Stock Based Compensation - The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation, and ASC 505, Equity based payments to non-employees, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

Under the JOBS Act, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of this extended transition period. Since we will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, our financial statements may not be comparable to financial statements of companies that comply with public company effective dates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective.  There was no change in our internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION.

ITEM 1.                    LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In March 2014, we sold 3,663,333 restricted shares of common stock to 32 persons in consideration of $434,000. We relied upon the exemptions from registration contained in Regulation 506 and Section 4(a)(2) of the Securities Act of 1933, as amended for said sales.

ITEM 3.                    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                    MINE SAFETY DISCLOSURES.

None.

ITEM 5.                    OTHER INFORMATION.

In March 2014, we sold 3,663,333 restricted shares of common stock to 32 persons in consideration of $434,000.  See Item 2 above.  We failed to file a Form 8-K in connection therewith.

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

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of May, 2014.

IDAHO NORTH RESOURCES CORP.
(the "Registrant")

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