Form 10-K
period 2014-06-30
Idaho North Resources Corp.
filed 2014-09-26
CIK 1543395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2014

Commission File Number:   000-55045

IDAHO NORTH RESOURCES CORP.
(Name of small business issuer in its charter)

Idaho
(State or other jurisdiction of incorporation or organization)

1220 Big Creek Road
Kellogg, ID   83837
(Address of principal executive offices, including zip code.)

(509) 928-7604
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
NONE	COMMON STOCK

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES [   ]   NO [X]

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act:    YES [X]   NO [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]   NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X]   NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer (Do not check if a smaller reporting company)	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]   NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2014: $1,553,320.

As of September 24, 2014, 13,244,333 shares of the registrant's common stock were outstanding.

PART I

ITEM 1.                          BUSINESS.

General

We were incorporated in the State of Idaho on January 22, 2007 as an exploration stage mining corporation.  An exploration stage corporation is one engaged in the search for mineral deposits or reserves, which are not in either the development or production stage. We intend to conduct exploration activities on one or more of the properties we lease. Our interest in the properties is limited to our leasehold interest.  Our leases, however, grant us a right to purchase the underlying minerals upon completion of certain conditions.  Currently, we have leases on a number of gold properties in Nevada. We maintain our statutory registered agent's office at Columbia Stock Transfer, 601 E. Seltice Way, Suite 202, Post Falls, Idaho 83854.  Our business office is located at 1220 Big Creek Road, Kellogg, Idaho 83837. This is also our mailing address. The telephone number is (509) 928-7604.

Central Nevada Exploration Alliance

In February 2014, we completed a private placement and signed a letter of intent to enter into an exploration alliance with Coeur Mining Inc. ("Coeur").  Coeur purchased 1,333,333 units at $0.15 per unit, for a total of $200,000.  Each unit consists of one common share and one warrant.  Two warrants plus $0.30 allow Coeur to purchase one common share.  The warrants expire in March 2017.  The letter of intent calls for Coeur to fund a central Nevada exploration program for a 3-year period. Coeur will pay certain consulting and field-related exploration costs associated with the exploration program, along with an administrative fee equal to 10 percent of actual expenditures. Coeur has an earn-in option to acquire interests in certain precious metals properties staked by the Company, provided Coeur funds certain development related-expenditures and meets certain milestones for preparing technical reports and economic analyses pertaining to the applicable properties.

Properties

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

For all projects, power source would be provided by portable diesel/gas generators.  There are no infrastructures on any of the projects; just raw land and dirt/gravel roads.

An exploration plan has not been developed for each of the properties. Limited exploration work such as mapping, surface sampling and assaying will be done to meet the work commitments required by the lease agreements, which, for the next year, are $50,000 for the Klondike Lease, $50,000 for the Divide Lease and $25,000 for the Eagleville Lease.

Currently, we do not have any permits in hand, other than a drilling permit on the Eagleville property which is good until August 2016.  No permits are required for exploration work that does not include motorized equipment.  In the future, should heavy equipment, including drilling, be conducted, a Notice of Intent to Operate or Plan of Operation Permit may be required.

The following maps disclose the physical locations of the properties:

MAP 1

IDAHO NORTH RESOURCES CORPORATION

Winnemucca
Elko
RENO
Divide Projects
Tonopah
Goldfield
Klondike Projects
LAS VEGAS
Miles
0
50
100
150
0
50
100
150
200
Kilometers

Figure 1. LOCATION MAP

MAP 2

IDAHO NORTH RESOURCES CORPORATION

Tonopah Mining District
Tonopah
Divide - DN Project
Divide Mining District
Divide - GS Project
Divide - TH Project
Klondike - 41 Project
Klondike - 25-59 Project
Klondike -Central Project
Klondike - Southeast Project
Klondike Mining District

FIGURE 2. PROJECTS MAP

MAP 3

Bell Mtn. Deposit
Gold: 190,000 ozs.
Silver: 6,400,000 ozs.
Bruner Deposit
Gold: 390,000 ozs.
N70E Structural Zone
Denton - Rawhide Deposit
Gold: 2,000,000 ozs.
Silver: 16,626,000 ozs.
Eagleville Project
Burro Deposit
Gold: 160,000 ozs.
Walker Lane Structural Zone
Sullivan Deposit
Gold: 433,500 ozs.
Silver: 877,200 ozs.
Paradise Peak Deposit
Gold: 1,724,000 ozs.
Silver: 25,100,000 ozs.
Explanation
Gold
Gold, Silver
Eagleville Claim Block
Eagleville Project
Isabella - Pearl Deposit
Gold: 400,000
Santa Fe Deposit
Gold: 583,500 ozs.
Silver: 2,350,000
Idaho North Resources Corporation
Eagleville Project
Regional View
Adjacent Gold and Silver Deposits
1 inch = 15,000 feet

We lease the following properties pursuant to written lease agreements.

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

Location and Access

The Divide TH Property comprises approximately 40 acres.  The TH 1 and TH 2 lode mining claims were located on September 1, 2011 and were filed in the Esmeralda County recorder's office in Goldfield, Nevada on November 17, 2011 as Instrument Document Number 185004 and 185005, Book 310 & Pages 298 and 299 in the official records and were filed with the Bureau of Land Management ("BLM) in Reno, Nevada State Office on November 28, 2011 as Instrument NMC Number 1058060 and 1058061.

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

In addition to the state regulations, federal regulations require a yearly maintenance fee to keep the claims in good standing.  In accordance with federal regulations, the Divide TH Project is in good standing to September 1, 2014.  A yearly maintenance fee of $280 is required to be paid to the BLM prior to the expiration date to keep the claims in good standing for an additional year.

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

Location and Access

The Divide DN Project comprises approximately 120 acres.  The DN 1 thru DN 6 lode mining claims were located on September 1, 2011 and were filed in the Esmeralda County recorder's office in Goldfield, Nevada on November 17, 2011 as Instrument Document Number 184997 thru 185002, Book 310 & Pages 292 thru 297 in the official records and were filed with the BLM in Reno, Nevada State Office on November 28, 2011 as Instrument NMC Number 1058054 thru 1058059.

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

In addition to the state regulations, federal regulations require a yearly maintenance fee to keep the claims in good standing. In accordance with federal regulations, the Divide DN Project is in good standing to September 1, 2014. A yearly maintenance fee of $840 is required to be paid to the BLM prior to the expiration date to keep the claims in good standing for an additional year.

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

Location and Access

The Divide GS Project comprises approximately 40 acres.  The GS 1 and GS 3 lode mining claims were located on September 1, 2011and were filed in the Esmeralda County recorder's office in Goldfield, Nevada on November 17, 2011 as Instrument Document Number 185007 and 185008, Book 310 & Pages 300 and 301 in the official records and were filed with the BLM in Reno, Nevada, State Office on November 28, 2011 as Instrument NMC Number 1058062 and 1058063.

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

In addition to the state regulations, federal regulations require a yearly maintenance fee to keep the claims in good standing.  In accordance with federal regulations, the Divide GS Project is in good standing to September 1, 2014.  A yearly maintenance fee of $280 is required to be paid to the BLM prior to the expiration date to keep the claims in good standing for an additional year.

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

Location and Access

The Klondike 25-59 Project comprises approximately 33 acres.  The KN 25 lode mining claim was located on November 22, 2006 and was filed in the Esmeralda County recorder's office in Goldfield, Nevada on February 13, 2007 as Instrument Document Number 166406, Book 249 & Page 360 in the official records and was filed with the BLM in Reno, Nevada, State Office on February 14, 2007 as Instrument NMC Number 946383.

The KN 59 lode mining claim was located on January 19, 2007 and was filed in the Esmeralda County recorder's office in Goldfield, Nevada on April 16, 2007 as Instrument Document Number 167077, Book 251 & Page 391 in the official records and was filed with the BLM in Reno, Nevada, State Office on April 17, 2007 as Instrument NMC Number 949623.

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

In addition to the state regulations, federal regulations require a yearly maintenance fee to keep the claims in good standing.  In accordance with federal regulations, the Klondike 25-59 Project is in good standing to September 1, 2014. A yearly maintenance fee of $280.00 is required to be paid to the BLM prior to the expiration date to keep the claims in good standing for an additional year.

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

Location and Access

The Klondike 41 Project comprises approximately 20 acres.  The KN 41 lode mining claim was located on November 22, 2006 and was filed in the Esmeralda County recorder's office in Goldfield, Nevada on February 13, 2007 as Instrument Document Number 166423, Book 249 & Page 376 in the official records and was filed with the BLM in Reno, Nevada, State Office on February 14, 2007 as Instrument NMC Number 946399.

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

In addition to the state regulations, federal regulations require a yearly maintenance fee to keep the claim in good standing. In accordance with federal regulations, the Klondike 41 Project is in good standing to September 1, 2014.  A yearly maintenance fee of $140.00 is required to be paid to the BLM prior to the expiration date to keep the claim in good standing for an additional year.

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

The Klondike Central Property comprises approximately 160 acres.  The KN 1 thru KN 6 lode mining claims were located on August 29, 2006 and were filed in the Esmeralda County recorder's office in Goldfield, Nevada on November 22, 2006 as Instrument Document Number 165874 thru 165879, Book 247 & Pages 209 thru 214 in the official records and were filed with the BLM in Reno, Nevada, State Office on November 17, 2006 as Instrument NMC Number 938562 thru 938567.

KN 14 thru KN 16 lode mining claims were located on October 17, 2006 and were filed in the Esmeralda County recorder's office in Goldfield, Nevada on November 22, 2006 as Instrument Document Number 165881 thru 165883, Book 247 & Pages 215 thru 217 in the official records and were filed with the BLM in Reno, Nevada, State Office on November 28, 2006 as Instrument NMC Number 940167 thru 9440169.

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

In addition to the state regulations, federal regulations require a yearly maintenance fee to keep the claim in good standing. In accordance with federal regulations, the Klondike Central Project is in good standing to September 1, 2014.  A yearly maintenance fee of $1,260 is required to be paid to the BLM prior to the expiration date to keep the claim in good standing for an additional year.

History

At the Property, several prospects, adits and mine shafts have explored the project area. Although there is no recorded production from the ground covered by the Klondike Central Project, disturbed ground near the main mine workings may suggest limited open pit and underground operations in the 1900's.  In 2006, Mountain Gold Exploration, Inc. conducted limited reconnaissance geological mapping and geochemical sampling.  Between 2008 and 2009, geological mapping, geochemical soil and rock chip sampling, geophysical magnetic survey, along with limited reverse circulation drilling was conducted by AuEx, Inc.  In 2011-2012, Mountain Gold Claims, LLC conducted limited geological mapping and geochemical sampling for Idaho North Resources Corporation.

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

Location and Access

The Klondike Southeast Project comprises approximately 520 acres.  The KN 100 thru KN 109 and KN 147 thru KN 162 lode mining claims were located on November 16, 2011and were filed in the Esmeralda County recorder's office in Goldfield, Nevada on February 6, 2012 as Instrument Document Number 186186 thru 186211, Book 312, Pages 306-331in the official records and were filed with the BLM in Reno, Nevada State Office on February 9, 2012 as Instrument NMC Number 1066359 thru 1066384.

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

In addition to the state regulations, federal regulations require a yearly maintenance fee to keep the claim in good standing.  In accordance with federal regulations, the Klondike Southeast Project is in good standing to September 1, 2014.  A yearly maintenance fee of $3,640 is required to be paid to the BLM prior to the expiration date to keep the claim in good standing for an additional year.

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

Location and Access

The Eagleville Property is comprised of approximately 1,160 acres and 58 lode mining claims, which were located and filed in the Mineral County recorder's office in Hawthorne, Nevada.

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

In addition to the state regulations, federal regulations require a yearly maintenance fee to keep the claim in good standing.  In accordance with federal regulations, the Eagleville Project is in good standing to September 1, 2014.  A yearly maintenance fee of $8,120 is required to be paid to the BLM prior to the expiration date to keep the claim in good standing for an additional year.

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

Our interest in the properties is limited to our leasehold interest.  During the term of the leases, we are obligated to pay all fees related thereto and indemnify the lessors from any losses incurred by the lessors. The lease agreements contain additional obligations to be performed by us during the terms of the agreements. Our leases grant us a right to purchase the underlying minerals upon completion of certain conditions described below.

Klondike North Property. On October 24, 2011, we entered into an Exploration and Mining Lease and Option to Purchase Agreement for the Klondike North Property, which consists of 12 unpatented lode-mining claims located on BLM lands in the Klondike Mining District, Esmerelda County, Nevada.  The term of the lease is 50 years.  The Company has the right to conduct all customary mineral exploration activities in return for the following commitments:

Advanced Royalty Payments

Date	Payment Amount		Common Shares
Upon execution of Agreement	$-		500,000
First Anniversary of the Agreement	10,000		-
Second Anniversary of the Agreement	20,000	*	-
Third Anniversary of the Agreement	30,000		-
Fourth Anniversary of the Agreement	40,000		-
Fifth through the tenth Anniversary	50,000		-
Eleventh Anniversary and thereafter	100,000		-

*The Company, with agreement from the sellers, satisfied its Second Anniversary obligation with 200,000 shares of common stock issued with a fair value of $0.10 per share in the fiscal year ended June 30, 2014.

Work Commitment

Lease Year	Amount
First Lease Year	$5,000
Second Lease Year	25,000
Third Lease Year	50,000
Fourth Lease Year	75,000
Fifth Lease Year and thereafter	100,000

In addition, we are obligated to pay MGC a net smelter royalty of 3% from the sale or production of minerals from the property.  We are obligated to perform work assessments on the property required by federal and state laws.  We have the right to remove all minerals from the property.  We also have the right to acquire 1% of the smelter royalty for $1,000,000 and an additional 1% for $3,000,000, and we have the right to purchase the claims underlying the Agreement from MGC in consideration of $400,000.

Divide Property.  On February 21, 2012, we entered into an Exploration and Mining Lease and Option to Purchase Agreement for the Divide Property, which consists of 10 unpatented lode-mining claims located on BLM lands in the Divide Mining District, Esmerelda County, Nevada.  The term of the lease is 50 years.  The Company has the right to conduct all customary mineral exploration activities in return for the following commitments:

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

In addition, we are obligated to pay the Owner a net smelter royalty of 3% from the sale or production of minerals from the property.  We are obligated to perform work assessments on the property required by federal and state laws. We have the right to remove all minerals from the property.  We also have the right to acquire 1% of the smelter royalty for $1,000,000 and an additional 1% for $3,000,000, and we have the right to purchase the claims underlying the Agreement from Owner in consideration of $400,000.

Eagleville Property.  On July 27, 2012, the Company entered into an Exploration and Mining Lease and Option to Purchase Agreement for the Eagleville Property, which consists of 58 unpatented lode-mining claims located on BLM lands in the Eagleville Mining District, Mineral County, Nevada.  The term of the lease is 50 years.  The Company has the right to conduct all customary mineral exploration activities in return for the following commitments:

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

*The Company, with agreement from the sellers, satisfied its First Anniversary obligation with a $5,000 payment in cash and 100,000 shares of common stock issued with a fair value of $0.10 per share in the fiscal year ended June 30, 2014.

Work Commitment

Lease Year	Amount
First Lease Year	$5,000
Second Lease Year	10,000
Third Lease Year	25,000
Fourth Lease Year	50,000
Fifth Lease Year and thereafter	100,000

In addition we are obligated to pay the Owner a net smelter royalty of 3% from the sale or production of minerals from the property and pay a production royalty equal to 1% of the net smelter returns.  The 3% net smelter royalty is from the sale or production of minerals from the 58 unpatented lode mining claims only.   A 1% net smelter royalty from the sale or production of minerals shall be paid to the lessor from all other mining claims that exist within the Area of Interest outside of the 58 unpatented lode mining claims.  Area of Interest is defined as the area within Sections 32, 33, 34 and 35, Township 14 North, Range 33 East; and Sections 2, 3, 4, 5, 8, 9, 10 and 11Township 13 North, Range 33 East.  We are obligated to perform work assessments on the property required by federal and state laws.  We have the right to remove all minerals from the property.  We also have the right to acquire 1% of the smelter royalty for $1,000,000 and an additional 1% for $3,000,000, and we have the right to purchase the claims underlying the Agreement from Owner in consideration of $400,000.

Supplies

Supplies and manpower are readily available for exploration of the claims.

Other

Other than our interest in the leased claims, we own no other property.

Proposed Drilling Program

We have received approval from the BLM to conduct a drill program on the Eagleville property.  Approximately 5,000 feet of reverse circulation drilling is planned for the fall of 2014, and the anticipated expenditures are as follows:

Reclamation bond	$20,000
Road building, maintenance	10,000
Reverse circulation drilling	75,000
Geology and assaying	60,000
Total	$165,000

Other Exploration

We plan on conducting geological mapping and additional rock chip and soil sampling, underground rock chip sampling, and, if necessary, hand trenching work to expose bedrock.  The object of this work will be to determine if there is an economically recoverable gold or silver resource on the properties.  All sample locations will be marked and mapped.  The initial phase of work will provide enough information to allow the company to decide whether or not to proceed to the next phase of exploration and warrant follow up drilling.  We will plot all sample locations on enlarged topographic maps and provide GPS with these locations.  Thereafter we will begin reverse circulation or core drilling if a decision to perform exploratory drilling is made.

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

Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred, we have to determine if it is economically feasible to remove the mineralized material.  Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material.  We can't predict what that will be until we find mineralized material.

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

Competitive Factors

The mining industry is fragmented.  There are many, many mine prospectors and producers, small and large. We do not compete with anyone. That is because there is no competition for the exploration or removal of minerals from the claims. We will either find gold or silver on the claims or not. If we do not, we may cease or suspend operations. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the precious metals mining market. Readily available markets exist in the United States and around the world for the sale of precious metals. Therefore, we will be able to sell any precious metals that we are able to recover.

Rental Fee Requirement

We are obligated under our property lease agreements to pay the yearly rental or maintenance fees.  The Federal government's Continuing Act of 2002 extends the requirement of rental or maintenance fees in place of assessment work for filing and holding mining claims with the BLM. All claimants must pay a yearly maintenance fee of $155 per claim for all or part of the mining claim assessment year. The fee must be paid at the State Office of the BLM by August 31, of each year. We have paid this fee for all claims through August 31, 2015. The assessment year ends on noon of September 1 of each year.  The initial maintenance fee is paid at the time the Notice of Location is filed with the BLM and covers the remainder of the assessment year in which the claim was located. There are no exemptions from the initial fee. Some claim holders may qualify for a Small Miner Exemption waiver of the maintenance fee for assessment years after the year in which the claim was located.  We do not qualify for a Small Miner Exemption.  The following sets forth the BLM fee schedule:

Fee Schedule (per claim)
Location Fee	$37.00
Maintenance Fee	$155.00
Service Charges	$10.00
Transfer Fee	$10.00
Proof of Labor	$5.00
Notice of Intent to Hold	$10.50
Transfer of Interest	$10.00
Amendment	$5.00
Petition for Deferment of Assessment Work	$25.00
Notice of Intent to Locate on Stock Raising Homestead land	$25.00

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

Operators are encouraged to conduct a thorough inventory of the claims to determine the full extent of any existing disturbance and to meet with field office personnel at the site before developing an estimate. The inventory should include photographs taken "before" and "after" any mining activity.

If an operator constructs access or uses an existing access way for an operation and would object to BLM blocking, removing, or claiming that access, then the operator must post a financial guarantee that covers the reclamation of the access.

Concurrence by the BLM for occupancy is required whenever residential occupancy is proposed or when fences, gates, or signs will be used to restrict public access or when structures that could be used for shelter are placed on a claim. It is the claimant's responsibility to prepare a complete notice or plan of operators.

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

Subcontractors

We intend to use the services of subcontractors for certain exploration work on the properties we lease when deemed necessary.  Our interest in the properties is limited to our leasehold interest.  Our leases, however, grant us a right to purchase the underlying minerals upon completion of certain conditions.  The members of our Technical Advisory Committee will conduct the majority of the surveying, exploration, and excavating of the property.  Patrick Smith, Thomas Callicrate and Roger Walther are the members of the Technical Advisory Committee.   Further, we will hire geologists and engineers as independent contractors on an as needed basis. As of today, we have not looked for or talked to any geologists or engineers who will perform work for us in the future outside of the existing members of our management team and advisory committee. Accordingly, we cannot determine at this time the precise number of people we will retain to perform the foregoing services. Mark Fralich, our president, will handle our administrative duties.

Employees and Employment Agreements

At present, only one of our officers/directors is a full-time employee and will devote all of his time to our operations. That person is Mark Fralich, our president. One other officer, Erik Panke is a part-time employee and will devote about 20% of his time or eight hours per week to our operation. Mr. Panke will perform the accounting and bookkeeping services for the corporation.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future.

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

Our mineral exploration program is subject to the regulations of the BLM.  The prospecting on the claims are provided under the existing 1872 Mining Law, and all permits for exploration and testing must be obtained through the local BLM office of the Department of Interior. Obtaining permits for minimal disturbance as envisioned by our exploration program will require making the appropriate application and filing of the bond to cover the reclamation of the test areas. From time to time, an archeological clearance may need to be contracted to allow the testing program to proceed.

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

Our Office

Our office is located at 1220 Big Creek Road, Kellogg, Idaho 83837. This is also our mailing address. The telephone number is (509) 928-7604.  We lease the aforementioned office space from Shoshone Development LLC pursuant to a verbal lease agreement.  The term of the lease is month to month, and our monthly rent is $0 for 100 square feet.

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

Our common stock commenced trading on the over-the-counter Bulletin Board on August 20, 2013.  It currently trades under the symbol "IDAH".  Following is a table of the high bid price and the low bid price for each quarter during the last two years.

Fiscal Year – 2014	High Bid	Low Bid
First Quarter, Ending September 30, 2013	$0.00	$0.00
Second Quarter, Ending December 31, 2013	$0.25	$0.11
Third Quarter, Ending March 31, 2014	$0.20	$0.11
Fourth Quarter, Ending June 30, 2014	$0.18	$0.10

Fiscal Year – 2013	High Bid	Low bid
First Quarter, Ending September 30, 2012	$0.00	$0.00
Second Quarter, Ending December 31, 2012	$0.00	$0.00
Third Quarter, Ending March 31, 2013	$0.00	$0.00
Fourth Quarter, Ending June 30, 2013	$0.00	$0.00

Holders of Our Common Stock

Currently, we have 144 holders of record of our common stock.

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

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as id and offer quotes, a dealers spread and broker/dealer compensation; the broker/dealer compensation, the broker/dealers' duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers' rights and remedies in cases of fraud in penny stock transactions; and, FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans, and accordingly we have no shares authorized for issuance under an equity compensation plan.

ITEM 6.                          SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

We are considered to be in the development stage, as defined in Statement of Financial Accounting Standards No. 7. We have been in the development stage since our inception. We have had no source of revenue, we have incurred operating losses since inception and at June 30, 2014 had working capital of $358,135.

Exploration expenditures consist of fees to be paid for consulting services connected with exploration, the cost of rock sampling (the collection of a series of small chips over a measured distance, which is then submitted for a chemical analysis, usually to determine the metallic content over the sampled interval, a pre-determined location(s) on the property), and cost of analyzing these samples. We have only conducted very limited exploration activities on our leased properties to date.

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

If, through early stage exploration, we find mineralized material and it is feasible to expand the exploration program, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need, we will have to find alternative sources of funding, such as a public offering, a private placement of securities, or loans.

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

Below are the aggregate annual payments due on the properties in the next twelve months as stated in the three signed lease agreements. These payments are included in our 12-month expense list and are comprised of Lease Agreements, Work Commitments and BLM & county claim fees.

	Advance Royalty Payment	Payment Due Date	Work Commitment	BLM & County Claim Fees

Klondike Lease	$30,000	10/24/2014	$50,000	$6,745
Divide Lease	$30,000	2/20/2015	$50,000	$1,775
Eagleville Lease	$30,000	7/27/2015	$25,000	$10,295

Total	$90,000		$125,000	$18,815

Total aggregate annual payments	$233,815

Plan of Operation - Milestones

During the next twelve months we plan to spend funds from our working capital balance of $358,135 and additional capital raised as follows:

Estimated Time		Cost
Research (1)	All 12 months	$10,000
Maintenance Fees (2)	1 month	$18,815
Exploration (3)	All 12 months	$100,000
Salaries (4)	All 12 months	$60,000
Accounting (5)	All 12 months	$20,000
Office Expenses (6)	All 12 months	$5,000
Advance Royalty Payments and Work Commitments on Leased Properties (7)	All 12 months	$215,000

(1)	Costs related to the examination of potential property acquisitions.
(2)	Costs of annual claim maintenance fees. NOTE: These fees were paid in August 2014.
(3)	Costs related to exploration drilling, trenching and surface sampling.
(4)	Salaries to be paid to officers of the corporation.
(5)	Costs for accounting and auditing services.
(6)	Costs of stationary, mail, telephone & other office supplies.
(7)	Costs for the next twelve months for Advance Royalty Payments and Work Commitments due on the Klondike, Divide, and Eagleville properties.

Limited Operating History; Need for Additional Capital

We have no operations upon which to base an evaluation of our performance. We are an exploration stage corporation and have generated only limited revenues from operations. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

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

Results of Operations

For the fiscal year ended June 30, 2014, we generated revenues of $46,255 and a loss from operations of $237,800, compared to revenues of $0 and a loss from operations of $114,294 for the same period in 2013.  The increase in revenue is due to work performed under the alliance letter of intent with Coeur.  The increase in loss from operations is due to increased exploration costs on our leased properties.  Operating expenses were $284,055 for the fiscal year ended June 30, 2014, compared to $114,294 for the same period in 2013. Exploration, wages, accounting, and legal costs were higher in 2014 than in 2013, accounting for the difference.

Material Changes in Financial Condition

At June 30, 2014, we had assets of $526,570, including cash of $310,749, compared to assets of $151,229, including cash of $83,229, at June 30, 2013. The increase in assets is attributable to equity raises in 2014.

Liquidity and Capital Resources

Since our inception on January 22, 2007, we have issued 13,244,333 restricted shares of common stock and 3,756,667 redeemable warrants.  The warrants that are issued and outstanding as at June 30, 2014 are as follows:

Warrants to Purchase Common Shares	Exercise Price*	Expiration Date
1,462,500	$0.25	March 1, 2015
666,667	0.30	March 4, 2017
1,627,500	0.25	November 1, 2016

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

In June 2014, we completed a private placement of 3,100,000 Units. Each Unit was comprised of one (1) restricted share of common stock and one (1) redeemable stock purchase warrant. The exercise period of the warrants is three (3) years from November 1, 2013. Two (2) warrants plus $0.25 are convertible into one (1) restricted share of common stock. The warrants are redeemable by us upon thirty (30) days written notice to the holder thereof. If we issue such notice and the holder does not exercise the Redeemable Warrants during the 30 day period, the Redeemable Warrants will terminate thirty (30) days from the date of the notice. The sale of the Units was made pursuant to the exemption from registration contained in Reg. 506 of the Securities Act of 1933, as amended.

During the next twelve months, we will be required to spend $90,000 on property leases and spend a minimum of $115,000 on property exploration. These expenses are included in the amounts listed under "Plan of Operation – Milestones." See "Property Agreements" for lease payments required after twelve months.

As of June 30, 2014, our total assets were $526,570, and our total liabilities were $45,435. We had cash of $310,749 at June 30, 2014.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Contractual Obligations

Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-Term Debt Obligations	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	-	-	-	-	-
Purchase Obligations	45,435	45,435	-	-	-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	-	-	-	-	-
Total	45,435	45,435	-	-	-

Critical Accounting Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of commitments and contingencies at the date of the consolidated financial statements and the reported amount of revenues and expenses during the period. All of our significant accounting policies and estimates are described in note 2 of the June 30, 2014 audited financial statements. We consider the following policies as being critical with regard to the impact estimates and changes in estimates could have on our financial condition, changes in financial condition or results of operations.

Mineral Property Costs - The Company has been in the exploration stage since its inception on January 22, 2007.  It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized. The Company assesses the carrying costs for impairment under ASC 360, Property, Plant, and Equipment when a triggering event occurs. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Revenue Recognition – Revenue received from exploration contracts is recognized when the contract has been established, the services are rendered and collection of payment is deemed probable.

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
(An exploration stage company)
Coeur d'Alene, Idaho

We have audited the accompanying balance sheets of Idaho North Resources Corp. (an exploration stage company) (the "Company") as of June 30, 2013 and the related statement of expenses, changes in stockholders' equity and cash flows for the year ended June 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2013 and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

MALONEBAILEY, LLP

www.malone-bailey.com
Houston, Texas
September 20, 2013

Index to Financials

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Idaho North Resources Corporation:

We have audited the accompanying balance sheet of Idaho North Resources Corporation ("the Company") as of June 30, 2014, and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Idaho North Resources Corporation as of June 30, 2014, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The financial statements of Idaho North Resources Corporation for the year ended June 30, 2013 were audited by other accountants whose report dated September 20, 2013 expressed an unqualified opinion on those statements.

DeCoria, Maichel & Teague, P.S.
Spokane, Washington
September 12, 2014

Index to Financials

IDAHO NORTH RESOURCES CORPORATION
BALANCE SHEETS

	June 30, 2014	June 30, 2013

ASSETS

Current Assets
Cash	$310,749	$83,229
Accounts receivable	49,815	-
Prepaid expenses	43,006	-
Total Current Assets	403,570	83,229

Mineral interests	123,000	68,000

TOTAL ASSETS	$526,570	$151,229

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,875	$1,854
Deposits	43,560	-

Total Liabilities	45,435	1,854

Commitments (note 6)	-	-

Stockholders' Equity
Preferred stock, $0.05 par value, 10,000,000 shares authorized, 0 outstanding as of June 30, 2014 and 2013, respectively	-	-
Common stock, $0.01 par value, 100,000,000 common shares authorized, 12,944,333 and 7,661,000 shares outstanding as of June 30, 2014 and 2013, respectively	129,443	76,610
Additional paid-in capital	813,592	296,865
Accumulated deficit	(461,900)	(224,100)
Total Stockholders' Equity	481,135	149,375

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$526,570	$151,229

The accompanying notes are an integral part of these financial statements.

Index to Financials

IDAHO NORTH RESOURCES CORPORATION
STATEMENTS OF OPERATIONS

	For the years ended
	June 30, 2014	June 30, 2013

REVENUE:
Exploration services income	$46,255	$-

Operating Expenses
Exploration services expense	42,050	-
Other exploration expenditures	56,792	69,463
General and administrative expenses	185,213	44,831
Total Operating Expenses	284,055	114,294

Loss from Operations	(237,800)	(114,294)

Net Loss	$(237,800)	$(114,294)

Net Loss per Common Share
Basic and diluted	$(0.03)	$(0.02)

Weighted average number of common shares outstanding
Basic and diluted	8,765,064	7,508,466

The accompanying notes are an integral part of these financial statements.

Index to Financials

IDAHO NORTH RESOURCES CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional
	Common Shares		Paid-in	Accumulated
	Number	Par Value	Capital	Deficit	Total

Balance, June 30, 2012	5,986,000	$59,860	$169,190	$(109,806)	$119,244
Common stock issued for cash at $0.10 in July 2012	1,325,000	13,250	119,250	-	132,500
Share issuance cost	-	-	(23,075)	-	(23,075)
Common stock issued for mineral property	350,000	3,500	31,500	-	35,000
Net loss	-	-	-	(114,294)	(114,294)
Balance, June 30, 2013	7,661,000	76,610	296,865	(224,100)	149,375
Common stock issued for mineral property	300,000	3,000	27,000	-	30,000
Common stock issued for services	550,000	5,500	73,000	-	78,500
Common stock and warrants issued for cash	4,433,333	44,333	465,667	-	510,000
Share issuance cost	-	-	(48,940)	-	(48,940)
Net loss	-	-	-	(237,800)	(237,800)
Balance, June 30, 2014	12,944,333	$129,443	$813,592	$(461,900)	$481,135

The accompanying notes are an integral part of these audited financial statements.

Index to Financials

IDAHO NORTH RESOURCES CORPORATION
STATEMENTS OF CASH FLOWS

	For the years ended
	June 30, 2014	June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	$(237,800)	$(114,294)

Adjustments to reconcile net (loss) to net cash used in operating activities :
Shares issued for services	78,500	-
Changes in operating assets and liabilities:
Accounts receivable	(49,815)	-
Prepaid expenses	(43,006)	-
Accounts payable and deposits	43,581	(12,312)

Cash used in operating activities	(208,540)	(126,606)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral properties	(25,000)	(21,000)
Cash used in investing activities	(25,000)	(21,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Sales of common stock and warrants	510,000	132,500
Share issuance cost	(48,940)	(23,075)
Cash provided by financing activities	461,060	109,425

Increase (decrease) in cash	227,520	(38,181)

Cash, beginning of year	83,229	121,410

Cash, end of year	$310,749	$83,229

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for mineral interests	$30,000	$35,000

The accompanying notes are an integral part of these financial statements.

Index to Financials

1.                 NATURE AND CONTINUANCE OF OPERATIONS

Idaho North Resources Corporation ("the Company") was incorporated under the laws of Idaho in 2007.  The Company is engaged primarily in acquiring and exploring prospective precious metals mining properties in the western United States.

2.                 BASIS OF PRESENTATION

a)
Basis of presentation - This summary of significant accounting policies is presented to assist in understanding the financial statements.  The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States ("US GAAP") and have been consistently applied in the preparation of the financial statements.

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

d)
Mineral Property Costs-The Company has been in the exploration stage since its inception on January 22, 2007.  It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized. The Company assesses the carrying costs for impairment under ASC 360, Property, Plant, and Equipment when a triggering event occurs. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

e)
Asset Retirement Obligations-The Company records the fair value of an asset retirement obligation as a liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets that result from the acquisition, construction, development and/or normal use of assets in accordance with ASC 440 Asset Retirement and Environmental Obligations. The initial recognition of any liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. As at June 30, 2014 and 2013, the Company has not incurred any asset retirement obligations.

f)
Financial Instruments- ASC 820, Fair Value Measurements, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company's financial instruments consist principally of cash, other assets and accounts payable.

Index to Financials

Pursuant to ASC 820, the fair value of our cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets.

g)	Revenue Recognition - Revenue received from exploration contracts is recognized when the contract has been established, the services are rendered and collection of payment is deemed probable.

h)
Stock Based Compensation - The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation, and ASC 505, Equity-Based Payments to Non-Employees, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

i)
Income Taxes – Income taxes are provided based upon the liability method of accounting.  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end.  A valuation allowance is recorded against the deferred tax asset if management believes it is more likely than not that some portion of all of the deferred tax assets will not be realized.  Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  Pursuant to ASC 740, Income Taxes, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

j)
Basic and Diluted Net Earnings (Loss) Per Share- The Company computes net earnings (loss) per share in accordance with ASC 260, Earnings per Share which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

k)
Recent Accounting Pronouncements-The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

In June 2014, the Financial Accounting Standards Board ("FASB") published Accounting Standards Update No. 2014-10, an amendment of the FASB Accounting Standards Codification.  The amendments in the Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements of development stage companies to (1) present inception-to-date information in the statements of operation, cash flows, and stockholders' equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 15, 2014, with early adoption permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued.

The Company has elected to early adopt the amendments, beginning with these June 30, 2014 financial statements.

3.                 EARNINGS PER SHARE

For the years ended June 30, 2014 and 2013, the effect of the Company's potential issue of 3,679,167 and 1,462,500 shares, respectively, from the exercise of outstanding warrants would have been anti-dilutive (see note 5).  Accordingly, basic net loss per share is the same as diluted at June 30, 2014 and 2013.

Index to Financials

4.                 CENTRAL NEVADA EXPLORATION ALLIANCE

In the first quarter of 2014, the Company completed a private placement and signed a letter of intent to enter into an exploration alliance with Coeur Mining Inc. ("Coeur").  Coeur purchased 1,333,333 units at $0.15 per unit, for a total of $200,000.  Each unit consists of one common share and one warrant.  Two warrants plus $0.30 allow Coeur to purchase one common share.  The warrants expire in March 2017.  The letter of intent calls for Coeur to fund a central Nevada exploration program for a 3-year period. Coeur will pay certain consulting and field-related exploration costs associated with the exploration program, along with an administrative fee equal to 10 percent of actual expenditures. Coeur has an earn-in option to acquire interests in certain precious metals properties staked by the Company, provided Coeur funds certain development related-expenditures and meets certain milestones for preparing technical reports and economic analyses pertaining to the applicable properties.  For the year ending June 30, 2014, the Company recognized exploration service income of $46,255 for exploration costs and administrative fees.  In addition, the Company received a $43,560 advance on future exploration costs.

5.                 COMMON STOCK AND WARRANTS

a)	Common Stock:

In July 2012, the Company sold 1,325,000 common shares at $0.10 for gross proceeds of $132,500 ($109,425 net of $23,075 in offering costs).

In July 2012, the Company issued 300,000 common shares pursuant to a mining lease agreement at a fair value, based on the most recent sale of common shares, of $0.10 per share. The Company accounted for $30,000 as mineral interests.

In February 2013, the Company issued 50,000 common shares pursuant to a mining lease agreement at a fair value, based on the most recent sale of common shares, of $0.10 per share.  The Company accounted for $5,000 as mineral interests.

In July 2013, the Company issued 100,000 common shares pursuant to a mining lease agreement at a fair value, based on the most recent sale of common shares, of $0.10 per share. The Company accounted for $10,000 as mineral interests.

In October 2013, the Company issued 200,000 common shares for services at a fair value, based on the most recent sale of common shares, of $0.10 per share.

In November 2013, the Company issued 200,000 common shares pursuant to a mining lease agreement at a fair value, based on the most recent sale of common shares, of $0.10 per share.  The Company accounted for $20,000 as mineral interests.

In March 2014, the Company issued 300,000 common shares for services at a fair value, based on the quoted market price of common shares, of $0.10 per share.

In March 2014, the Company sold 1,333,333 common shares and warrants at $0.15 per unit for proceeds of $200,000 (see note 4).

During the twelve months ended June 30, 2014, the Company sold 3,100,000 common shares and warrants at $0.10 per unit for gross proceeds of $310,000 ($261,060 net of $48,940 in offering costs).  155,000 broker's warrants were issued at the same terms as the private placement.

In June 2014, the Company issued 50,000 common shares for services at a fair value, based on the quoted market price, of $0.15 per share.

Index to Financials

b)      Warrants

	Warrants to Purchase Common Shares	Weighted Average Exercise Price*
Outstanding at June 30, 2012	800,000	$0.25
Issued	662,500	0.25
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2013	1,462,500	$0.25
Issued March 2014	666,667	0.30
Issued June 2014	1,627,500	0.25
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2014	3,756,667	$0.26

The warrants that are issued and outstanding as at June 30, 2014 are as follows:

Warrants to Purchase Common Shares	Exercise Price*	Expiration Date
1,462,500	$0.25	March 1, 2015
666,667	0.30	March 4, 2017
1,627,500	0.25	November 1, 2016

*For the warrants outstanding as of June 30, 2013 and the warrants issued in June 2014, two warrants plus $0.25 will allow the holder to acquire one share of common stock.  For the warrants issued in March 2014, two warrants plus $0.30 will allow the holder to acquire one share of common stock.

6.                 MINERAL PROPERTY COMMITMENTS - RELATED PARTY

For the following properties, the related party is a shareholder (not an officer or director) who exercises voting rights over 8.8% percent of the Company's common stock.  The Company has satisfied its work commitments for the first and second lease years on all three properties.  Work commitments include, but are not limited to, annual claim fees, exploration, mapping, sampling, and administration costs.

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

*The Company, with agreement from the sellers, satisfied its Second Anniversary obligation with 200,000 shares of common stock issued with a fair value of $0.10 per share in the fiscal year ended June 30, 2014.

Index to Financials

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

Index to Financials

The Company valued the 300,000 shares issued for the above acquisition of mineral rights at $0.10, based on the most recent sale of common shares, and recorded $30,000 as mineral property in the fiscal year ended June 30, 2013.

*The Company, with agreement from the sellers, satisfied its First Anniversary obligation with a $5,000 payment in cash and 100,000 shares of common stock issued with a fair value of $0.10 per share in the fiscal year ended June 30, 2014.

Work Commitment

Lease Year	Amount
First Lease Year	$5,000
Second Lease Year	10,000
Third Lease Year	25,000
Fourth Lease Year	50,000
Fifth Lease Year and thereafter	100,000

7.                 INCOME TAXES

The Company's net deferred income tax asset as of June 30, 2014 and 2013, after applying effective corporate income tax rates of 35%, are as follows:

	2014	2013
Net operating loss carry forwards	$153,190	$69,960
Less: Valuation allowance	(153,190)	(69,960)
Net deferred tax asset	$-	$-

During fiscal 2014 and 2013, respectively, the Company incurred net losses and, therefore, has no tax liability or provision. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately, at 2014 and 2013 respectively, $437,687 and $199,887 and will expire in the years 2034, 2033 and 2032.

At an assumed federal statutory rate of 35%, for the years ended June 30, 2014 and 2013 the Company had an expected income tax benefit of $83,230 and $40,552, respectively. However, since management cannot determine that it is more likely than not they will realize this benefit, the valuation allowance has been increased by like amounts for the years then ended.

We have concluded that the guidance regarding accounting for uncertainty in income taxes had no significant impact on our results of operations or financial position as of June 30, 2014 and 2013. Therefore, we do not have an accrual for uncertain tax positions as of June 30, 2014 or 2013. As a result, tabular reconciliation of beginning and ending balances would not be meaningful. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date. Fiscal years 2011 through 2013 remain subject to examination by state and federal tax authorities.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carry-forwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has a change in ownership, utilization of the net operating loss carry-forwards could be restricted.

8.                 SUBSEQUENT EVENT

Eagleville Property.  On July 27, 2014, the Company, with agreement from the sellers, satisfied its Second Anniversary obligation with 300,000 shares of common stock issued at a fair value, based on the quoted market price of common shares, of $0.14 per share.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Previous independent registered public accounting firm

On October 7, 2013, we terminated MaloneBailey, LLP, 9801 Westheimer Road, Suite 1100, Houston, Texas 77042, as our independent registered public accounting firm. The decision to dismiss MaloneBailey, LLP as our independent registered public accounting firm was approved by our Board of Directors on October 7, 2013. Except as noted in the paragraph immediately below, the reports of MaloneBailey, LLP's financial statements for the years ended June 30, 2013 and 2012 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

The reports of the MaloneBailey, LLP on our financial statements as of and for the years ended June 30, 2013 and 2012 contained an explanatory paragraph which noted that there was substantial doubt as to our ability to continue as a going concern.

During the years ended June 30, 2013 and 2012, and through October 7, 2013, we have not had any disagreements with MaloneBailey, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to MaloneBailey, LLP's satisfaction, would have caused it to make reference to the subject matter of the disagreements in its reports on our consolidated financial statements for such years or in connection with its reports in any subsequent interim period through the date of dismissal.

During the years ended June 30, 2013 and 2012, and through October 7, 2013, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

On October 8, 2013, we delivered a copy of this report to MaloneBailey, LLP.  On October 9, 2013, MaloneBailey, LLP provided their response.  Their response stated that they agreed with the statements concerning their firm contained within the Form 8-K filed with the SEC on October 9, 2014 which is attached thereto as Exhibit 16.1.

New independent registered public accounting firm

On October 7, 2013, we engaged DeCoria, Maichel and Teague, P.S., 7303 North Division, Suite 222, Spokane, Washington, 99208, an independent registered public accounting firm, as our principal independent accountant with the approval of our Board of Directors. We have not consulted with DeCoria, Maichel and Teague, P.S. on any accounting issues prior to engaging them as our new auditors.

During the two most recent fiscal years and through the date of engagement, we have not consulted with DeCoria, Maichel and Teague, P.S. regarding either:

1.
The application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that DeCoria, Maichel and Teague, P.S. concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.
Any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-K and the related instruction to Item 304 of Regulation S-K, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-K.

ITEM 9A.                      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief

Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of June 30, 2014, the Company's internal control over financial reporting was effective.

Changes in Internal Controls

There was no change in our internal control over financial reporting during the last fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                      OTHER INFORMATION.

On June 6, 2014, we failed to file an 8-K disclosing the unregistered sales of equity securities as required by Item 3.02 of Form 8-K.

On June 11, 2014, we failed to file an 8-K disclosing Thomas Mancuso's appointment to the board of directors as required by Item 5.02 of Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is appointed by the board of directors and serves until he resigns or is replaced. The board of directors has no nominating, auditing or compensation committees.

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Mark A. Fralich 4836 S. Progress Court Veradale, WA 99037	66	President and a member of the Board of Directors

Erik Panke 269 Diamond Hitch Dr. Kellogg, ID 83837	49	Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer, and a member of the Board of Directors

Gregory S. Stewart 461 Paradise Lane Pinehurst, ID 83850	48	Member of the Board of Directors

Douglas D. Dobbs 8824 South Hilby Rd. Spokane, WA 99223	46	Member of the Board of Directors

Thomas Mancuso 1421 Sandia Court Reno, NV 89523	55	Member of the Board of Directors

Mark A. Fralich

Mark A. Fralich has been our president and a member of the board of directors since September 2011.  From January 2007 to August 2008, Mr. Fralich was a consultant for Mines Management Inc., providing investor relations "Precious Metals seminars" throughout the United States and Canada to Institutional and Retail investors.  Mines Management Inc., located in Spokane, Washington, is a U.S.-based exploration and development company engaged in the acquisition, exploration, and development of silver-dominant mineral projects.  From August 2008 to February 2010 Mr. Fralich rendered consulting services relating to marketing and investor relations to United Mines Services, Inc., located in Pinehurst, Idaho.  Mr. Fralich was involved in the development of all marketing materials as well as marketing the company to Institutional and Retail investors through a variety of mining related conferences and showcase events.  United Mines Services, Inc. is engaged in the business of providing a variety of mine related services relating to mine owners as well as development of the Crescent Silver Mine in the Silver Valley, near Kellogg, Idaho, under the new company name United Silver Corp.  From February 2010 to

August 2011 Mr. Fralich provided consulting services to Consolidated Goldfields, Inc., located in Reno, Nevada.  He was responsible for contacting Institutional and Retail investors with regards to diversification of their investment portfolios, website design, and marketing materials for Consolidated Goldfields, Inc.  Consolidated Goldfields, Inc. is a junior gold-silver company involved in a variety of mining areas including exploration, development, and operations for both major and other junior mining companies.  From August 2011 to April 2012, Mr. Fralich was a consultant involved in investor relations for Silver Scott Mines Inc., based out of Hilton Head, S.C.  Silver Scott Mines is a development stage precious metals mining company that currently operates in Mexico through a wholly owned subsidiary.  Mr. Fralich has been actively involved in contacting Institutional and Retail Investors with the progress of the Silver Scott Mines operations.  Mr. Fralich was elected to the board of directors as a result of his many years of experience in mining, specifically in the sector of junior exploration stage companies and his understanding of the business risks associated with junior mining companies and the mining sector as a whole.

Erik Panke

Since January 1, 2012, Erik Panke has been our secretary, treasurer, principal financial officer and principal accounting officer.  Since February 2012, Mr. Panke has been a member of our board of directors.  From April 2008 to March 2014, Mr. Panke served as both chief financial officer and controller of United Mine Services, Inc., located in Kellogg, Idaho.  United Mine Services, Inc. is engaged in the business of providing a variety of mine related services to mine owners. From 1986 to March 2008, Mr. Panke worked for Washington Group International, Inc., formerly Morrison Knudsen Corporation, an international engineering, construction, mining, and program management company.  He started as a field accountant and progressed to Senior Manager of Business at project sites throughout the United States.  He was responsible for all corporate accounting and administrative duties on engineering and construction projects, including cost and budgeting, payroll and human resources administration, client relations and financial statement preparation.  Mr. Panke was elected to the board of directors as a result of his years of experience in mining, specifically in the sector of junior exploration stage companies and his understanding of the business risks associated with junior mining companies and the mining sector as a whole.

Gregory S. Stewart

Since September 2011, Gregory A. Stewart has been a member of our board of directors.  Since July 2007, Mr. Stewart has served as president, chief executive officer and a director of United Mine Services, Inc., located in Kellogg, Idaho.  United Mine Services, Inc. is engaged in the business of providing a variety of mine related services to mine owners.  From May 2010, to January 2014, Mr. Stewart was the director of United Silver Corp., and he was the CEO from May 2010 to September 2010 and from August 2013 to January 2014.  From 1992 to June 2007, Mr. Stewart was the sole owner of Stewart Contracting, Inc., a heavy civil and environmental remediation company located in Pinehurst Idaho.  Stewart Contracting, Inc. provided excavation, road construction, steam restoration, demolition, environmental remediation, and reclamation services to public and private clients in North Idaho's Silver Valley.  On June 30, 2007, United Mine Services acquired Stewart Contracting and retained Mr. Stewart as president and chief executive officer.  Mr. Stewart was elected to the board of directors as a result of his years of experience in mining, specifically in the sector of junior exploration stage companies and his understanding of the business risks associated with junior mining companies and the mining sector as a whole.

Douglas D. Dobbs

Since February 2012, Douglas D. Dobbs has been a member of our board of directors.  Since October 2002, Mr. Dobbs has held several positions with Mines Management, Inc., located in Spokane, Washington.  Currently, Mr. Dobbs is the Vice President of Corporate Finance and Development and has served in this position since March 2011. Between June 2005 and March 2011, he served as Mines Management, Inc.'s Vice President of Corporate Development, and continues to serve as Corporate Secretary.  Mines Management, Inc. is a U.S.-based exploration and development company engaged in the acquisition, exploration, and development of silver-based dominant mineral projects.  Mr. Dobbs was elected to the board of directors as a result of his many years of experience in mining, specifically in the sector of junior exploration stage companies and his understanding of the business risks associated with junior mining companies and the mining sector as a whole.

Thomas Mancuso

Since June 11, 2014, Thomas Mancuso has been a member of our board of directors.  Mr. Mancuso is a development and mine operations geologist with more than 35 years of experience in exploration, operations, and management of various mining companies. He was previously President & CEO of Western Goldfields Inc. (now New Gold Inc.) where he was responsible for the purchase of the operating Mesquite gold/silver mine from Newmont Mining Corporation. He was also Senior Geologist for Freeport McMoRan Gold Company and Chief Geologist for Kennecott Corporation where he specialized in advancing projects from exploration to production and was directly involved with the startup and operation of five mines. Mr. Mancuso is currently Managing Director for Consolidated Goldfields Corporation and also operates his own consulting company, Mancuso Resource Development Services, LLC. He received his M.Sc. in Geology from the Idaho School of Mines at the University of Idaho and B.Sc. in Geology from Bowling Green State University.

Involvement in Certain Legal Proceedings

During the past ten years, Messrs. Fralich, Panke, Stewart, Dobbs and Mancuso have not been the subject of the following events:

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

Audit Committee and Charter

Audit committee functions are performed by our board of directors. Three of our five directors are deemed independent. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of the audit committee charter is filed as Exhibit 99.2 on our June 30, 2013 Form 10-K with the SEC on September 20, 2013.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as Exhibit 14.1 on our June 30, 2013 Form 10-K with the SEC on September 20, 2013.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.  A copy of the disclosure committee charter is filed as Exhibit 99.3 on our June 30, 2013 Form 10-K with the SEC on September 20, 2013.

Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, or written representations that no other reports were required, and to the best of our knowledge, we have determined that the following forms were not filed timely:

On March 7, 2014, Mark Fralich failed to file a Form 4 disclosing the acquisition of 100,000 shares of common stock for services rendered to us as our president and director.  On June 6, 2014, Mr. Fralich failed to file a Form 4 disclosing the purchase of 50,000 shares of common stock and 25,000 warrants for consideration of $5,000.  In addition, Mr. Fralich failed to file a Form 5 within 45 days of the close of our fiscal year, June 30, 2014.  Mr. Fralich has since filed the required Forms 4 and Form 5.

On March 7, 2014, Gregory Stewart failed to file a Form 4 disclosing the acquisition of 25,000 shares of common stock for services rendered to us as our director.  On June 6, 2014, Mr. Stewart failed to file a Form 4 disclosing the purchase of 30,000 shares of common stock and 15,000 warrants for consideration of $3,000.  In addition, Mr. Stewart failed to file a Form 5 within 45 days of the close of our fiscal year, June 30, 2014.  Mr. Stewart has since filed the required Forms 4 and Form 5.

On March 7, 2014, Erik Panke failed to file a Form 4 disclosing the acquisition of 100,000 shares of common stock for services rendered to us as our principal financial officer and director.  In addition, Mr. Panke failed to file a Form 5 within 45 days of the close of our fiscal year, June 30, 2014.  Mr. Panke has since filed the required Forms 4 and Form 5.

On March 7, 2014, Douglas Dobbs failed to file a Form 4 disclosing the acquisition of 25,000 shares of common stock for services rendered to us as our principal financial officer and director.  In addition, Mr. Dobbs failed to file a Form 5 within 45 days of the close of our fiscal year, June 30, 2014.  Mr. Dobbs has since filed the required Forms 4 and Form 5.

On June 11, 2014, Thomas Mancuso failed to file a Form 3 disclosing his holdings of our securities upon his appointment as a company director.  In addition, Mr. Mancuso failed to file a Form 5 within 45 days of the close of our fiscal year, June 30, 2014.  Mr. Mancuso intends to file the required forms soon.

ITEM 11.                        EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by us to our officers from July 1, 2012 through June 30, 2013 for fiscal year 2013 and from July 1, 2013 through June 30, 2014 for fiscal year 2014.

Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension Value &
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Position [1]	Year	($)	($)	($)	($)	(S)	($)	($)	($)
Mark Fralich	2014	25,000	0	20,250	0	0	0	0	45,250
President	2013	11,000	0	0	0	0	0	0	11,000

Erik Panke	2014	13,000	0	15,250	0	0	0	0	28,250
Secretary & Treasurer	2013	2,500	0	0	0	0	0	0	2,500

Employment Agreements

We have no employment agreements with any of our officers, directors or advisors other than as follows:

Mark Fralich, our President does not have an employment agreement with us.  To date, we have not had sufficient funding to pay a regular salary to Mr. Fralich. We may pay Mr. Fralich a performance bonus as determined by the board of directors. Further, he will be entitled to participate in employee benefit plans as they develop and stock option plans as determined by the board of directors. On October 3, 2013, Mr. Fralich received a 100,000 share stock award with a value of $10,000 for services rendered to the corporation. On March 7, 2014, Mr. Fralich also received a 100,000 share stock award with a value of $17,000 for his role as a director of the corporation and for services rendered to the corporation.

Erik Panke, our secretary, treasurer, principal financial officer, and principal accounting officer does not have an employment agreement with us.  To date, we have not had sufficient funding to pay a regular salary to Mr. Panke.   We may pay Mr. Panke a performance bonus as determined by the board of directors. Further, he will be entitled to participate in employee benefit plans as they develop and stock option plans as determined by the board of directors.  On October 3, 2013, Mr. Panke received a 50,000 share stock award with a value of $5,000 for accounting services rendered to the corporation.  On March 7, 2014, Mr. Panke received a 100,000 share stock award with a value of $17,000 for his role as a director of the corporation and for services rendered to the corporation.

Director Compensation

The following table sets forth information with respect to compensation paid by us to our directors from July 1, 2013 through June 30, 2014 for fiscal year 2014.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
						Change in
						Pension Value
						and Nonqualified
		Fees Earned			Non-Equity	Deferred
		or Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Fiscal	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	Year	($)	($)	($)	($)	($)	($)	($)

Mark A. Fralich	2014	0	6,750	0	0	0	0	6,750

Erik Panke	2014	0	6,750	0	0	0	0	6,750

Gregory S. Stewart	2014	0	6,750	0	0	0	0	6,750

Douglas D. Dobbs	2014	0	6,750	0	0	0	0	6,750

Thomas Mancuso	2014	0	7,500	0	0	0	0	7,500

All compensation received by our officers and directors has been disclosed.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance at this time.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Idaho.

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

		Percentage of Ownership
Name and Address of	Number of Shares	Based on Current
Beneficial Owner	Currently Owned	Ownership

Mark Fralich[1] 2555 W. Palais Drive Coeur d'Alene, ID 83815	805,000	6.08%

Erik Panke 2555 W. Palais Drive Coeur d'Alene, ID 83815	235,000	1.77%

Gregory A. Stewart 2555 W. Palais Drive Coeur d'Alene, ID 83815	260,000	1.96%

Douglas D. Dobbs 2555 W. Palais Drive Coeur d'Alene, ID 83815	75,000	0.57%

Thomas Mancuso 1421 Sandia Court Reno, NV 89523	300,000	2.27%

All officers and directors as a group (5 people)	1,675,000	12.65%

Coeur Capital, Inc. 104 South Michigan Ave., Suite 900 Chicago, IL 60603	1,333,333	10.07%

Mountain Gold Holdings LLC [2] 760 Brenda Way Washoe Valley, Nevada 89704	1,217,000	9.19%

[1]	Includes 650,000 shares of common stock owned by Mark Fralich and 150,000 shares of common stock owned by Mark and Linda Fralich, husband and wife.

[2]	Thomas Callicrate exercises voting and dispositive control over the shares of common stock owned by Mountain Gold Holdings.

Future sales by existing stockholders

A total of 13,244,333 shares of common stock have been issued to 144 persons.  A portion of the shares so issued are deemed "restricted securities" as that term is defined in Rule 144 of the Securities Act of 1933, as amended (the "Act").  The shares of common stock designated as "restricted securities" may only be resold in the amounts by persons named in our Form S-1 registration statement (SEC file no. 333-185140) until October 31, 2014 and thereafter pursuant to Rule 144 of the Act.  Persons not name in the foregoing registration statement may only resell their restricted shares of common stock pursuant to Rule 144 of the Act.  Rule 144 of the Act is available for the resale of our restricted shares of common stock.  On April 24, 2013 we filed Item 5.06 of Form 8-K and more than one year has passed since filing the same.  As a result we are no longer considered a "shell company" as that term is defined in Rule 405 of the Act.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans and accordingly have no securities authorized for issuance under any equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

            In October 2013, we issued 100,000 restricted shares of common stock valued at $10,000 to Mark Fralich, our president and a member of the board of directors for services rendered to us as our president.  On March 7, 2014, Mr. Fralich received 100,000 restricted shares of common stock valued at $17,000 for services rendered to us as our president and director.   On June 6, 2014, Mr. Fralich received 50,000 restricted shares of common stock in consideration of $5,000.

In October 2013, we issued 50,000 restricted shares of common stock valued at $5,000 to Erik Panke, our secretary, treasurer, principal financial officer, principal accounting officer, and a member of the board of directors for services rendered as principal financial officer.  On March 7, 2014, we issued 100,000 restricted shares of common stock valued at $17,000 to Mr. Panke for services rendered to us as our principal financial officer and director.

In October 2013, we issued 25,000 restricted shares of common stock valued at $2,500 to Gregory S. Stewart for services rendered as director.  On March 7, 2014, Mr. Stewart received 25,000 restricted common shares valued at $4,250 for services rendered to us as our director.  On June 6, 2014, Mr. Stewart received 30,000 restricted shares of common stock in consideration of $3,000.

In October 2013, we issued 25,000 restricted shares of common stock valued at $2,500 to Douglas Dobbs for services rendered as director.  On March 7, 2014, Mr. Dobbs received 25,000 restricted common shares valued at $4,250 for services rendered to us as our director.

On June 6, 2014, we issued 100,000 restricted shares of common stock to Thomas Mancuso for consideration of $10,000.  On June 11, 2014, Mr. Mancuso received 50,000 restricted common shares valued at $7,500 for services rendered to us as our director.

In July 2012, Mountain Gold received 100,000 restricted shares of common stock in conjunction with the execution of the Eagleville Property agreement.  In February 2013, Mountain Gold received 25,000 restricted common shares in conjunction with the Divide Property agreement.  In July 2013, Mountain Gold received 34,000 restricted common shares in conjunction with the Eagleville Property agreement.  In November 2013, Mountain Gold received 200,000 restricted common shares in conjunction with the Klondike Property agreement.  Thomas Callicrate exercises voting and dispositive control over the shares of common stock owned by Mountain Gold Holdings and is the principal officer of Mountain Gold Exploration, Inc., Mountain Gold Claims, LLC Series 5 and Mountain Gold Claims, LLC Series 8.

There are no proposed future transactions with principal shareholders.

Director Independence

Three of our five directors are independent:  Messrs Stewart, Dobbs, and Mancuso.

ITEM 14.                        PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1)               Audit Fees

The aggregate fees billed for each of the last two fiscal years ending June 30 for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2014	$7,500	DeCoria, Maichel and Teague
2014	$5,465	MaloneBailey, LLP
2013	$11,000	MaloneBailey, LLP

(2)               Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2014	$0	DeCoria, Maichel and Teague
2014	$0	MaloneBailey, LLP
2013	$1,000	MaloneBailey, LLP

(3)               Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2014	$975	Magnuson, McHugh & Co., P.A.
2013	$900	Magnuson, McHugh & Co., P.A

(4)               All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2014	$1,349	DeCoria, Maichel and Teague
2013	$0	MaloneBailey, LLP

(5)               Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)               The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 50%.

PART IV

ITEM 15.                        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	Herewith

3.1	Articles of Incorporation (12/11/2007).	S-1/A-1	1/24/13	3.1

3.2	Bylaws of Idaho North Resources Corp.	S-1/A-1	1/24/13	3.2

4.1	Specimen Stock Certificate.	S-1/A-1	1/24/13	4.1

10.1	Lease Agreement with Mountain Gold Claims LLC for Klondike 25-29 Property, Klondike 41 Property, Klondike Central Property and Klondike Southeast Property.	S-1	11/26/12	10.1

10.2	Lease Agreement with Mountain Gold Claims LLC and Black Rock Exploration LLC for Divide TH Property, Divide DN Property and Divide GS Property.	S-1	11/26/12	10.2

10.3	Lease Agreement with Mountain Gold Exploration, Inc. and Lane A. Griffin and Associates for the Eagleville Property.	S-1	11/26/12	10.3

10.4	Employment Agreement with Erik Panke.	S-1/A-1	1/24/13	10.4

10.5	Selling Agreement with Pennaluna & Company.	10-Q	11/12/13	10.1

14.1	Code of Ethics.	10-K	9/20/13	14.1

16.1	Letter from MaloneBailey, LLP	8-K	10/9/13	16.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Warrant Agreement.	S-1	11/26/12	99.1

99.2	Audit Committee Charter.	10-K	9/20/13	99.2

99.3	Disclosure Committee Charter.	10-K	9/20/13	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of September, 2014.

IDAHO NORTH RESOURCES CORP.
(the "Registrant")

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

Signature	Title	Date

MARK A. FRALICH	President, Principal Executive Officer	September 25, 2014
Mark A. Fralich	and a Director

ERIK PANKE	Principal Financial Officer, Principal	September 25, 2014
Erik Panke	Accounting Officer, Secretary, Treasurer and a member of the Board of Directors

GREGORY S. STEWART	Director	September 25, 2014
Gregory S. Stewart

DOUGLAS D. DOBBS	Director	September 25, 2014
Douglas D. Dobbs

THOMAS MANCUSO	Director	September 25, 2014
Thomas Mancuso

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation (12/11/2007).	S-1/A-1	1/24/13	3.1

3.2	Bylaws of Idaho North Resources Corp.	S-1/A-1	1/24/13	3.2

4.1	Specimen Stock Certificate.	S-1/A-1	1/24/13	4.1

10.1	Lease Agreement with Mountain Gold Claims LLC for Klondike 25-29 Property, Klondike 41 Property, Klondike Central Property and Klondike Southeast Property.	S-1	11/26/12	10.1

10.2	Lease Agreement with Mountain Gold Claims LLC and Black Rock Exploration LLC for Divide TH Property, Divide DN Property and Divide GS Property.	S-1	11/26/12	10.2

10.3	Lease Agreement with Mountain Gold Exploration, Inc. and Lane A. Griffin and Associates for the Eagleville Property.	S-1	11/26/12	10.3

10.4	Employment Agreement with Erik Panke.	S-1/A-1	1/24/13	10.4

10.5	Selling Agreement with Pennaluna & Company.	10-Q	11/12/13	10.1

14.1	Code of Ethics.	10-K	9/20/13	14.1

16.1	Letter from MaloneBailey, LLP	8-K	10/9/13	16.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Warrant Agreement.	S-1	11/26/12	99.1

99.2	Audit Committee Charter.	10-K	9/20/13	99.2

99.3	Disclosure Committee Charter.	10-K	9/20/13	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X