Form 10-Q
period 2014-09-30
Idaho North Resources Corp.
filed 2014-11-14
CIK 1543395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[√]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-55045

IDAHO NORTH RESOURCES CORP.
(Exact name of registrant as specified in its charter)

IDAHO	30-0406120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1220 Big Creek Road
Kellogg, ID  83837
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
13,244,333 shares of common stock as of October 31, 2014.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

IDAHO NORTH RESOURCES CORPORATION
BALANCE SHEETS

	September 30, 2014 (Unaudited)	June 30, 2014

ASSETS

Current Assets
Cash	$210,043	$310,749
Accounts receivable	34,931	49,815
Prepaid expenses	77,858	43,006
Total Current Assets	322,832	403,570

Mineral interests	159,000	123,000

TOTAL ASSETS	$481,832	$526,570

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$28,690	$1,875
Deposits	-	43,560

Total Liabilities	28,690	45,435

Commitments (note 6)	-	-

Stockholders' Equity
Preferred stock, $0.05 par value, 10,000,000 shares authorized, 0 outstanding as of September 30, 2014 and June 30, 2014, respectively	-	-
Common stock, $0.01 par value, 100,000,000 common shares authorized, 13,244,333 and 12,944,333 shares outstanding as of September 30, 2014 and June 30, 2014, respectively	132,443	129,443
Additional paid-in capital	846,592	813,592
Accumulated deficit	(525,893)	(461,900)
Total Stockholders' Equity	453,142	481,135

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$481,832	$526,570

The accompanying notes are an integral part of these financial statements.

IDAHO NORTH RESOURCES CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended
	September 30, 2014	September 30, 2013

REVENUE:
Exploration services income	$78,490	$-

Operating Expenses
Exploration services expense	71,355	-
Other exploration expenditures	26,209	22,773
General and administrative expenses	44,919	34,830
Total Operating Expenses	142,483	57,603

Loss from Operations	(63,993)	(57,603)

Net Loss	$(63,993)	$(57,603)

Net Loss per Common Share
Basic and diluted	$ Nil	$(0.01)

Weighted average number of common shares outstanding
Basic and diluted	13,156,290	7,729,478

The accompanying notes are an integral part of these financial statements.

IDAHO NORTH RESOURCES CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended
	September 30, 2014	September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(63,993)	$(57,603)

Changes in operating assets and liabilities:
Accounts receivable	14,884	-
Prepaid expenses	(34,852)	(2,593)
Accounts payable	26,815	17,389
Deposits	(43,560)	-
Cash used in operating activities	(100,706)	(42,807)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral interests	-	(5,000)
Cash used in investing activities	-	(5,000)

Increase (decrease) in cash	(100,706)	(47,807)

Cash, beginning of period	310,749	83,229

Cash, end of period	$210,043	$35,422

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for mineral interests	$36,000	$10,000

The accompanying notes are an integral part of these financial statements.

IDAHO NORTH RESOURCES CORPORATION
Notes to Financial Statements
As of September 30, 2014

1.       NATURE AND CONTINUANCE OF OPERATIONS

Idaho North Resources Corporation ("the Company") was incorporated under the laws of Idaho in 2007.  The Company is engaged primarily in acquiring and exploring prospective precious metals mining properties in the western United States.

2.       BASIS OF PRESENTATION

These interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") and should be read in conjunction with the annual financial statements for the fiscal year ended June 30, 2014. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  Actual results could differ from these estimates and assumptions and could have a material effect on the Company's reported financial position and results of operations.

Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2014 as reported in Form 10-K, have been omitted.  Results of operations for the three months ended September 30, 2014 are not necessarily indicative of the results expected for the fiscal year ending June 30, 2015.

3.       EARNINGS PER SHARE

For the periods ended September 30, 2014 and 2013, the effect of the Company's potential issue of 3,756,667 and 1,462,500 shares, respectively, from the exercise of outstanding warrants would have been anti-dilutive (see note 5).  Accordingly, basic net loss per share is the same as diluted at September 30, 2014 and 2013.

4.       CENTRAL NEVADA EXPLORATION PROGRAM

In the first calendar quarter of 2014, the Company completed a private placement and signed a letter of intent to enter into an exploration program agreement with Coeur Mining Inc. ("Coeur").  The agreement was finalized on October 2, 2014 (note 7). Coeur purchased 1,333,333 units at $0.15 per unit, for a total of $200,000.  Each unit consists of one common share and one warrant.  Two warrants plus $0.30 allow Coeur to purchase one common share.  The warrants expire in March 2017.  The letter of intent calls for Coeur to fund a central Nevada exploration program for a 3-year period. Coeur will pay certain consulting and field-related exploration costs associated with the exploration program, along with an administrative fee equal to 10 percent of actual expenditures. Coeur has an earn-in option to acquire interests in certain precious metals properties staked by the Company, provided Coeur funds certain development related-expenditures and meets certain milestones for preparing technical reports and economic analyses pertaining to the applicable properties.  For the period ended September 30, 2014, the Company recognized exploration service income of $78,490 for exploration costs and administrative fees.

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

IDAHO NORTH RESOURCES CORPORATION
Notes to Financial Statements
As of September 30, 2014

In October 2013, the Company issued 200,000 common shares pursuant to a mining lease agreement at a fair value, based on the most recent sale of common shares, of $0.10 per share.  The Company accounted for $20,000 as mineral interests.

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

In June 2014, the Company issued 50,000 common shares for services at a fair value, based on the quoted market price of common shares, of $0.15 per share.

In July 2014, the Company issued 300,000 common shares pursuant to a mining lease agreement at a fair value, based on the quoted market price of common shares, of $0.12 per share.

b)       Warrants

	Warrants to Purchase Common Shares	Weighted Average Exercise Price*
Outstanding at June 30, 2013	1,462,500	$0.25
Issued March 2014	666,667	0.30
Issued June 2014	1,627,500	0.25
Exercised	-	-
Expired	-	-
Outstanding at June 30, and September 30, 2014	3,756,667	$0.26

The warrants that are issued and outstanding as at September 30, 2014 are as follows:

Warrants to Purchase Common Shares	Exercise Price*	Expiration Date
1,462,500	$0.25	March 1, 2015
666,667	0.30	March 4, 2017
1,627,500	0.25	November 1, 2016

*For the warrants outstanding as of June 30, 2013 and the warrants issued in June 2014, two warrants plus $0.25 will allow the holder to acquire one share of common stock.  For the warrants issued in March 2014, two warrants plus $0.30 will allow the holder to acquire one share of common stock.

6.       MINERAL PROPERTY COMMITMENTS - RELATED PARTY

For the following properties, the related party is a shareholder (not an officer or director) who exercises voting rights over 9.3% percent of the Company's common stock.  The Company has satisfied its work commitments on all three properties.  Work commitments include, but are not limited to, annual claim fees, exploration, mapping, sampling, and administration costs.

IDAHO NORTH RESOURCES CORPORATION
Notes to Financial Statements
As of September 30, 2014

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

IDAHO NORTH RESOURCES CORPORATION
Notes to Financial Statements
As of September 30, 2014

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

Advanced Royalty Payments

Date	Payment Amount	Common Shares
Upon execution of Agreement	$6,000	300,000
On or prior to the 1st Anniversary of the Agreement	*15,000	150,000
On or prior to the 2nd Anniversary of the Agreement	**20,000	150,000
On or prior to the 3rd Anniversary of the Agreement	30,000	-
On or prior to the 4th Anniversary of the Agreement	40,000	-
On or prior to the 5th through the 10th Anniversary	50,000	-
On or prior to the 11th Anniversary and thereafter	100,000	-

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

**The Company, with agreement from the sellers, satisfied its Second Anniversary obligation with an additional 150,000 shares of common stock issued with a fair value of $0.12 per share in the fiscal year ended June 30, 2015 in lieu of the cash requirement.

Work Commitment

Lease Year	Amount
First Lease Year	$5,000
Second Lease Year	10,000
Third Lease Year	25,000
Fourth Lease Year	50,000
Fifth Lease Year and thereafter	100,000

7.       SUBSEQUENT EVENTS

On October 2, 2014, the Company signed a definitive Exploration Program Agreement (the "Agreement") with Coeur. The Agreement calls for Coeur to fund a Central Nevada Exploration Program within a specified Area of Interest for a three-year period.  During the Agreement period, Coeur will have the right to select target properties identified and acquired or appropriated by the Company, and earn up to 80% interest in the target properties by meeting certain minimum investment and other requirements. Prior to selection of any target properties, Coeur will pay certain consulting and field-related costs associated with the Program, along with a 10% administrative fee to the Company.

IDAHO NORTH RESOURCES CORPORATION
Notes to Financial Statements
As of September 30, 2014

On October 21, 2014, the Company signed an Earn-In Option Agreement (the "Earn-In") with Coeur for the Klondyke area, Nevada.  Pursuant to the terms of the Earn-In, Coeur may exercise its option to acquire an initial 60% interest in the target properties by spending a minimum of $2 million in exploration and development expenses on the target properties over a 3-year period and completing a NI 43-101 compliant Technical Report. Upon completion of the earn-in requirements, the parties will form a limited liability company for purposes of further exploration, development, and mining of the target properties, with Coeur having a 60% membership interest and the Company having a 40% membership interest. During the Earn-In period, Coeur has the option to acquire the Company's entire interest in the target properties, subject to terms of the Earn-In. As operator, the Company will conduct the exploration, development, and related work at the target properties under budgets approved by Coeur.

On October 31, 2014, the Company entered into an Exploration and Mining Lease and Option to Purchase Agreement with a related party for the Green Monster-Danville Property, which consists of 91 unpatented lode-mining claims located on Bureau of Land Management lands in the Danville Mining District, Nye County, Nevada.  The related party is a shareholder (not an officer or director) who exercises voting rights over 9.3% percent of the Company's common stock.  The Company has the right to conduct all customary mineral exploration activities in return for the following commitments:

Advanced Royalty Payments

Date	Payment Amount		Common Shares
Upon execution of Agreement	$2,500	*	-
First Anniversary of the Agreement	5,000		-
Second Anniversary of the Agreement	10,000		-
Third Anniversary of the Agreement	20,000		-
Fourth Anniversary of the Agreement	30,000		-
Fifth Anniversary of the Agreement	40,000		-
Sixth Anniversary through the tenth anniversary	50,000		-
Eleventh Anniversary through the fifteenth	75,000		-
Sixteenth Anniversary and thereafter	100,000		-

*Plus reimbursement of the 2014 -15 BLM Annual Maintenance Fee of $12,245.00 and Nye County Notice to Intent to Hold Fee of $833.50.

Work Commitment

Lease Year	Amount
First Lease Year	$5,000
Second Lease Year	10,000
Third Lease Year and thereafter	50,000

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We are considered to be in the development stage, as defined in Statement of Financial Accounting Standards No. 7. We have been in the development stage since our inception.  We have incurred operating losses since inception and at September 30, 2014 had working capital of $294,142.

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

We intend to solicit interest from other companies in the properties should we discover mineralized materials, or we may elect to develop the properties ourselves.

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

Central Nevada Exploration Program Agreement and Earn-In Option Agreement

In the first quarter of 2014, the Company completed a private placement and signed a letter of intent to enter into an exploration agreement with Coeur Mining Inc. ("Coeur").  Coeur purchased 1,333,333 units at $0.15 per unit, for a total of $200,000.  Each unit consists of one common share and a warrant.  Two warrants plus $0.30 allow Coeur to purchase one common share.  The warrants expire in March 2017.

On October 2, 2014, the Company signed a definitive Exploration Program Agreement (the "Agreement") with Coeur. The Agreement calls for Coeur to fund a Central Nevada Exploration Program within a specified Area of Interest for a three-year period.  During the Agreement period, Coeur will have the right to select target properties identified and acquired or appropiated by IDAH, and earn up to 80% interest in the target properties by meeting certain minimum investment and other requirements. Prior to selection of any target properties, Coeur will pay certain consulting and field-related costs associated with the Program, along with a 10% administrative fee to IDAH.

On October 21, 2014, the Company signed an Earn-In Option Agreement (the "Earn-In") with Coeur for the Klondyke area, Nevada.  Pursuant to the terms of the Earn-In, Coeur may exercise its option to acquire an initial 60% interest in the target properties by spending a minimum of $2 million in exploration and development expenses on the target properties over a 3-year period and completing a NI 43-101 compliant Technical Report. Upon completion of the earn-in requirements, the parties will form a limited liability company for purposes of further exploration, development, and mining of the target properties, with Coeur having a 60% membership interest and IDAH having a 40% membership interest. During the Earn-In period, Coeur has the option to acquire IDAH's entire interest in the target properties, subject to terms of the Earn-In. As operator, IDAH will conduct the exploration, development, and related work at the target properties under budgets approved by Coeur.

Property Leases

Below are the aggregate annual payments due on the properties, as stated in the 3 signed lease agreements. These payments totaling $233,815 are included in our 12-month expense list and are comprised of Lease Agreements, Work Commitments and BLM & County Claim Fees.

	Advance Royalty Payment	Payment Due Date	Work Commitment	BLM & County Claim Fees
Klondike Lease	$30,000	10/24/2014	$50,000	$6,745
Divide Lease	$30,000	2/21/2015	$50,000	$1,775
Eagleville Lease	$30,000	7/27/2015	$25,000	$10,295

Total	$90,000		$125,000	$18,815

Total aggregate annual payments	$233,815

Klondike lease dated October 24, 2011 (12 claims/North, 26 claims/South) -- Total 38 claims

Lease agreement -- paid $10,000 on 10/24/12 for end of first year in cash; paid $20,000 in common stock on 11/01/13 for end of second year—200,000 shares were issued to the owners at a deemed value of $0.10 per share.
Work Commitment -- $50,000
BLM Claim fees -- 38 claims @ $155.00 per claim, and $22.50 per claim County and State fees -- $6,745.00

Divide lease dated February 21, 2012 -- Total 10 claims

Lease agreement -- paid $10,000 on 2/20/13, $5,000 in cash and $5,000 in common stock for end of first year; paid $20,000 in cash for end of second year.  For the common stock, 50,000 shares were issued to the owners at a deemed value of $0.10 per share.
Work Commitment -- $50,000
BLM Claim fees -- 10 claims @ $155.00 per claim, and $22.50 per claim County and State fees -- $1,775.00

Eagleville lease dated July 27, 2012 -- Total 58 claims

Lease agreement -- paid $15,000 on 7/29/13, $5,000 in cash and $10,000 in common stock.  For the common stock, 100,000 shares were issued to the owners at a deemed value of $0.10 per share.  300,000 shares of common stock were issued on 7/27/14 for the second year payment.

Work Commitment -- $25,000
BLM Claim fees -- 58 claims @$155.00 per claim, and $22.50 per claim County and State fees -- $10,295.00

Plan of Operation - Milestones

During the next twelve months we plan to spend funds from existing capital and additional capital raised as follows.  If we are unable to raise additional capital, we will not be able to complete these milestones and may cease operations.

	Estimated Time	Cost
Research (1)	All 12 months	$10,000
Maintenance Fees (2)	2 months	$18,815
Exploration (3)	All 12 months	$100,000
Salaries (4)	All 12 months	$60,000
Accounting (5)	All 12 months	$20,000
Office Expenses (6)	All 12 months	$5,000
Advance Royalty Payments and Work Commitments on Leased Properties (7)	All 12 months	$215,000

(1)	Costs related to the examination of potential property acquisitions.
(2)	Costs of annual claim maintenance fees.
(3)	Costs related to trenching and surface sampling.
(4)	Salaries to be paid to officers of the corporation.
(5)	Costs for accounting, auditing and tax preparation services.
(6)	Costs of stationary, mail, telephone & other office supplies.
(7)	Costs for the next twelve months for Advance Royalty Payments and Work Commitments due on the Klondike, Divide, and Eagleville properties.

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

Results of Operations

For the three months ended September 30, 2014, we generated exploration services income of $78,490, compared to $0 for the same period in 2013.  Work performed under the Exploration Program with Coeur accounted for the increase.  Operating expenses were $142,483 for the three months ended September 30, 2014, compared to $57,603 for the same period in 2013.  Work performed under the Exploration Program with Coeur, higher exploration costs and compensation costs to officers and directors accounted for the increase.

Material Changes in Financial Condition

At September 30, 2014, we had assets of $481,832, including cash of $210,043, compared to assets of $526,570, including cash of $310,749, at June 30, 2014.  The decrease in assets is attributable to the payment of annual claims fees and general and administrative expenses.

Liquidity and Capital Resources

Since our inception on January 22, 2007, we have issued 13,244,333 restricted shares of common stock.    The warrants that are issued and outstanding as at September 30, 2014 are as follows:

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

During the next twelve months, we will be required to spend $90,000 on property leases and spend a minimum of $125,000 on property exploration.  These expenses are included in the amounts listed under "Plan of Operation – Milestones."  See "Notes to Financial Statements" for lease payments required after twelve months.

As of September 30, 2014, our total assets were $481,832, and our total liabilities were $28,690.  We had cash of $210,043 at September 30, 2014.

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

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective.  There was no change in our internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION.

ITEM 1.                  LEGAL PROCEEDINGS.

We are not presently a party to any litigation.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months September 30, 2014, we sold 300,000 restricted shares of common stock to 2 persons in consideration of a mining lease. We relied upon the exemptions from registration contained in Regulation 506 and Section 4(a)(2) of the Securities Act of 1933, as amended for said sales.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                  MINE SAFETY DISCLOSURES.

None.

ITEM 5.                  OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following documents are included herein:

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	Herewith

3.1	Articles of Incorporation (12/11/2007).	S-1/A-1	1/24/13	3.1

3.2	Bylaws of Idaho North Resources Corp.	S-1/A-1	1/24/13	3.2

4.1	Specimen Stock Certificate.	S-1/A-1	1/24/13	4.1

10.1	Lease Agreement with Mountain Gold Claims LLC for Klondike 25-29 Property, Klondike 41 Property, Klondike Central Property and Klondike Southeast Property.	S-1	11/26/12	10.1

10.2	Lease Agreement with Mountain Gold Claims LLC and Black Rock Exploration LLC for Divide TH Property, Divide DN Property and Divide GS Property.	S-1	11/26/12	10.2

10.3	Lease Agreement with Mountain Gold Exploration, Inc. and Lane A. Griffin and Associates for the Eagleville Property.	S-1	11/26/12	10.3

10.4	Employment Agreement with Erik Panke.	S-1/A-1	1/24/13	10.4

10.5	Selling Agreement with Pennaluna & Company.	10-Q	11/12/13	10.5

10.6	Exploration Program Agreement with Coeur Explorations, Inc.				X

10.7	Earn-In Agreement with Coeur Explorations, Inc.				X

14.1	Code of Ethics.	10-K	9/20/13	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Warrant Agreement.	S-1	11/26/12	99.1

99.2	Audit Committee Charter.	10-K	9/20/13	99.2

99.3	Disclosure Committee Charter.	10-K	9/20/13	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of November, 2014.

IDAHO NORTH RESOURCES CORP.
(the "Registrant")

BY:	MARK FRALICH
Mark Fralich
President, Principal Executive Officer and a member of the Board of Directors

BY:	ERIK PANKE
Erik Panke
Principal Accounting Officer, Principal Financial Officer, Secretary, Treasurer and a member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation (12/11/2007).	S-1/A-1	1/24/13	3.1

3.2	Bylaws of Idaho North Resources Corp.	S-1/A-1	1/24/13	3.2

4.1	Specimen Stock Certificate.	S-1/A-1	1/24/13	4.1

10.1	Lease Agreement with Mountain Gold Claims LLC for Klondike 25-29 Property, Klondike 41 Property, Klondike Central Property and Klondike Southeast Property.	S-1	11/26/12	10.1

10.2	Lease Agreement with Mountain Gold Claims LLC and Black Rock Exploration LLC for Divide TH Property, Divide DN Property and Divide GS Property.	S-1	11/26/12	10.2

10.3	Lease Agreement with Mountain Gold Exploration, Inc. and Lane A. Griffin and Associates for the Eagleville Property.	S-1	11/26/12	10.3

10.4	Employment Agreement with Erik Panke.	S-1/A-1	1/24/13	10.4

10.5	Selling Agreement with Pennaluna & Company.	10-Q	11/12/13	10.5

10.6	Exploration Program Agreement with Coeur Explorations, Inc.				X

10.7	Earn-In Agreement with Coeur Explorations, Inc.				X

14.1	Code of Ethics.	10-K	9/20/13	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Warrant Agreement.	S-1	11/26/12	99.1

99.2	Audit Committee Charter.	10-K	9/20/13	99.2

99.3	Disclosure Committee Charter.	10-K	9/20/13	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X