Form 10-Q
period 2014-12-31
Idaho North Resources Corp.
filed 2015-02-10
CIK 1543395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[√]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-55045

IDAHO NORTH RESOURCES CORP.
(Exact name of registrant as specified in its charter)

IDAHO	30-0406120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1220 Big Creek Road
Kellogg, ID   83837
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
13,440,683 shares of common stock as of February 10, 2015.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

IDAHO NORTH RESOURCES CORPORATION
BALANCE SHEETS

	December 31, 2014 (Unaudited)	June 30, 2014

ASSETS

Current Assets
Cash	$71,419	$310,749
Accounts receivable	48,621	49,815
Current portion of reclamation bond	15,000	-
Prepaid expenses	13,505	43,006
Total Current Assets	148,545	403,570

Reclamation bond	8,721	-
Mineral interests	191,500	123,000

TOTAL ASSETS	$348,766	$526,570

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$37,175	$1,875
Deposits	-	43,560
Total Current Liabilities	37,175	45,435

Common stock payable (note 6)	28,250	-

Total Liabilities	65,425	45,435

Commitments (note 7)	-	-

Stockholders' Equity
Preferred stock, $0.05 par value, 10,000,000 shares authorized, none outstanding as of September 30, 2014 and June 30, 2014, Respectively	-	-
Common stock, $0.01 par value, 100,000,000 common shares authorized, 13,255,683 and 12,944,333 shares outstanding as of December 31, 2014 and June 30, 2014, respectively	132,557	129,443
Additional paid-in capital	848,178	813,592
Accumulated deficit	(697,394)	(461,900)
Total Stockholders' Equity	283,341	481,135

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$348,766	$526,570

The accompanying notes are an integral part of these financial statements.

IDAHO NORTH RESOURCES CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013

REVENUE:
Exploration services income	$48,621	$-	$127,111	$-

Operating Expenses
Exploration services expense	14,201	-	85,556	-
Other exploration expenditures	148,533	1,690	174,742	24,463
General and administrative expenses	57,388	45,784	102,307	80,614
Total Operating Expenses	220,122	47,474	362,605	105,077

Loss from Operations	(171,501)	(47,474)	(235,494)	(105,077)

Net Loss	$(171,501)	$(47,474)	$(235,494)	$(105,077)

Net Loss per Common Share
Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average number of common shares outstanding
Basic and diluted	13,251,488	8,084,913	13,203,889	7,907,196

The accompanying notes are an integral part of these financial statements.

IDAHO NORTH RESOURCES CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended
	December 31, 2014	December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(235,494)	$(105,077)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Shares issued as compensation	1,700	20,000
Changes in operating assets and liabilities:
Accounts receivable	1,194	-
Prepaid expenses and other current assets	14,501	(1,945)
Reclamation bond	(8,721)	-
Accounts payable, executive compensation and deposits	(10,010)	7,930
Cash used in operating activities	(236,830)	(79,092)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral interests	(2,500)	(5,000)
Cash used in investing activities	(2,500)	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received on common stock	-	10,000
Share issuance cost	-	(1,035)
Cash provided by financing activities	-	8,965

Decrease in cash	(239,330)	(75,127)

Cash, beginning of period	310,749	83,229

Cash, end of period	$71,419	$8,102

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Mineral interests acquired with accounts payable	$30,000	$-
Executive compensation paid with common stock payable	28,250	-
Common stock issued for mineral interests	36,000	30,000

The accompanying notes are an integral part of these financial statements.

IDAHO NORTH RESOURCES CORPORATION
Notes to Financial Statements
As of December 31, 2014

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

Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2014 as reported in Form 10-K, have been omitted.  Results of operations for the six months ended December 31, 2014 are not necessarily indicative of the results expected for the fiscal year ending June 30, 2015.

3.     GOING CONCERN

As shown in the accompanying interim financial statements, the Company had a net loss of $171,501 and $235,494 for the three and six months ended December 31, 2014, respectively.  There is substantial doubt about the Company's ability to continue as a going concern.

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

4.     EARNINGS PER SHARE

For the three and six month periods ended December 31, 2014 and 2013, the effect of the Company's potential issue of 3,756,667 and 1,462,500 shares, respectively, from the exercise of outstanding warrants would have been anti-dilutive (see note 5).  Accordingly, basic net loss per share is the same as diluted at December 31, 2014 and 2013.

5.     CENTRAL NEVADA EXPLORATION PROGRAM and EARN-IN AGREEMENT

In the first calendar quarter of 2014, the Company completed a private placement and signed a letter of intent to enter into an exploration program agreement with Coeur Mining Inc. ("Coeur").  Coeur purchased 1,333,333 units at $0.15 per unit, for a total of $200,000.  Each unit consists of one common share and one warrant.  Two warrants plus $0.30 allow Coeur to purchase one common share.  The warrants expire in March 2017.  At December 31, 2014, Coeur owned 10.06% of the Company's shares.

IDAHO NORTH RESOURCES CORPORATION
Notes to Financial Statements
As of December 31, 2014

On October 2, 2014, the Company signed the definitive Exploration Program Agreement (the "Agreement") with Coeur.  The Agreement calls for Coeur to fund a Central Nevada Exploration Program within a specified Area of Interest for a three-year period.  During the Agreement period, Coeur will have the right to select target properties identified and acquired or appropriated by the Company, and earn up to 80% interest in the target properties by meeting certain minimum investment and other requirements. Prior to selection of any target properties, Coeur will pay certain consulting and field-related costs associated with the Program, along with a 10% administrative fee to the Company.  For the six months ended December 31, 2014, the Company recognized exploration service income of $127,111 for exploration costs and administrative fees.

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

In March 2014, the Company issued 300,000 common shares for services at a fair value, based on the quoted market price of common shares, of $0.17 per share.

In March 2014, the Company sold 1,333,333 common shares and warrants at $0.15 per unit for proceeds of $200,000 (see note 5).

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

In November 2014, the Company issued 11,350 common shares for services at a fair value, based on the quoted market price of common shares, of $0.15 per share.

In November 2014, the Company approved the award of 50,000 common shares for services at a fair value, based on

IDAHO NORTH RESOURCES CORPORATION
Notes to Financial Statements
As of December 31, 2014

the quoted market price of common shares, of $0.16 per share.  The expense was recorded as common stock payable, and the shares were issued in January, 2015.

In December 2014, the Company approved the award of 135,000 common shares for services at a fair value, based on the quoted market price of common shares, of $0.15 per share.  The expense was recorded as common stock payable, and the shares were issued in January, 2015.

b)    Warrants

	Warrants to Purchase Common Shares	Weighted Average Exercise Price*
Outstanding at June 30, 2013	1,462,500	$0.25
Issued March 2014	666,667	0.30
Issued June 2014	1,627,500	0.25
Exercised	-	-
Expired	-	-
Outstanding at June 30, and December 31, 2014	3,756,667	$0.26

The warrants that are issued and outstanding as at December 31, 2014 are as follows:

Warrants to Purchase Common Shares	Exercise Price*	Expiration Date
1,462,500	$ 0.25	March 1, 2015
666,667	0.30	March 4, 2017
1,627,500	0.25	November 1, 2016

*For the warrants outstanding as of June 30, 2013 and the warrants issued in June 2014, two warrants plus $0.25 will allow the holder to acquire one share of common stock.  For the warrants issued in March 2014, two warrants plus $0.30 will allow the holder to acquire one share of common stock.

7.     MINERAL PROPERTY COMMITMENTS - RELATED PARTY

For the following properties, the related party is a shareholder (not an officer or director) who exercises voting rights over 9.2% percent of the Company's common stock.  He is also the Company's consulting geologist and a member of the Company's Technical Advisory Committee.  The Company has satisfied its work commitments on all four properties.  Work commitments include, but are not limited to, annual claim fees, exploration, mapping, sampling, and administration costs.

Klondike North Property.  On October 24, 2011, the Company entered into an Exploration and Mining Lease and Option to Purchase Agreement for the Klondike North Property, which consists of 38 unpatented lode-mining claims located on Bureau of Land Management lands in the Klondike Mining District, Esmerelda County, Nevada.  The Company has the right to conduct all customary mineral exploration activities in return for the following commitments:

Advanced Royalty Payments

Date	Payment Amount		Common Shares
Upon execution of Agreement	$-		500,000
First Anniversary of the Agreement	10,000		-
Second Anniversary of the Agreement	20,000	*	-
Third Anniversary of the Agreement	30,000		-
Fourth Anniversary of the Agreement	40,000		-
Fifth through the tenth Anniversary	50,000		-
Eleventh Anniversary and thereafter	100,000		-

IDAHO NORTH RESOURCES CORPORATION
Notes to Financial Statements
As of December 31, 2014

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

IDAHO NORTH RESOURCES CORPORATION
Notes to Financial Statements
As of December 31, 2014

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

Green Monster-Danville Property.  On October 31, 2014, the Company entered into an Exploration and Mining Lease and Option to Purchase Agreement for the Green Monster-Danville Property, which consists of 91 unpatented lode-mining claims located on Bureau of Land Management lands in the Danville Mining District, Nye County, Nevada.  The Company has the right to conduct all customary mineral exploration activities in return for the following commitments:

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

*Plus reimbursement of the 2014 -15 BLM Annual Maintenance Fee of $12,245 and Nye County Notice to Intent to Hold Fee of $834, which has been paid.

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

We are considered to be in the development stage, as defined in Statement of Financial Accounting Standards No. 7. We have been in the development stage since our inception.  We have incurred operating losses since inception and at December 31, 2014 had working capital of $111,370.

We do not have sufficient available cash in order to maintain operations during the next twelve months, and we will have to raise additional capital to continue our exploration plans and keep our mineral property leases in good standing.  We intend to obtain the capital from the exercise of our Redeemable Warrants; possible sale of additional shares of common stock; or loans.  There is no assurance that we will raise the additional funds.

Exploration expenditures consist of fees to be paid for consulting services connected with exploration, the cost of rock sampling (the collection of a series of small chips over a measured distance, which is then submitted for a chemical analysis, usually to determine the metallic content over the sampled interval, at pre-determined locations on the property), and cost of analyzing these samples. Since we recently leased the properties, we have conducted only limited exploration, other than exploratory drilling on our Eagleville Property.

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

If, through early stage exploration, we find mineralized material, and it is feasible to expand the exploration program, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need, we will have to find alternative sources of funding, like a public offering, a private placement of securities, or loans.

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

On October 2, 2014, the Company signed the definitive Exploration Program Agreement (the "Agreement") with Coeur. The Agreement calls for Coeur to fund a Central Nevada Exploration Program within a specified Area of Interest for a three-year period.  During the Agreement period, Coeur will have the right to select target properties identified and acquired or appropiated by IDAH, and earn up to 80% interest in the target properties by meeting certain minimum investment and other requirements. Prior to selection of any target properties, Coeur will pay certain consulting and field-related costs associated with the Program, along with a 10% administrative fee to IDAH.

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

Property Leases

Below are the aggregate annual payments due on the properties, as stated in the four signed lease agreements. These payments totaling $294,968 are included in our 12-month expense list and are comprised of Lease Agreements, Work Commitments and BLM & County Claim Fees.

	Advance Royalty Payment	Payment Due Date	Work Commitment	BLM & County Claim Fees
Klondike Lease	$40,000	10/24/2015	$75,000	$6,745
Divide Lease	$30,000	2/21/2015	$50,000	$1,775
Eagleville Lease	$30,000	7/27/2015	$25,000	$10,295
Green Monster-Danville Lease	$5,000	10/31/2015	$5,000	$16,153

Total	$105,000		$155,000	$34,968

Total aggregate annual payments	$294,968

Klondike lease dated October 24, 2011 (12 claims/North, 26 claims/South) -- Total 38 claims

Lease agreement -- paid $10,000 on 10/24/12 for end of first year in cash; paid $20,000 in common stock on 11/01/13 for end of second year—200,000 shares were issued to the owners at a deemed value of $0.10 per share.
Work Commitment -- $75,000
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
Work Commitment -- $25,000
BLM Claim fees -- 58 claims @$155.00 per claim, and $22.50 per claim County and State fees -- $10,295.00

Green Monster-Danville lease dated October 31, 2014 – Total 91 claims

Lease agreement -- paid $2,500 on 10/31/14 upon signing of lease agreement.
Work Commitment -- $5,000
BLM Claim fees -- 91 claims @ $155.00 per claim, and $22.50 per claim County and State fees -- $16,152.50

Plan of Operation - Milestones

During the next twelve months we plan to spend funds from existing capital and additional capital raised as follows.  If we are unable to raise additional capital, we will not be able to complete these milestones and may cease operations.

	Estimated Time	Cost
Research (1)	All 12 months	$10,000
Maintenance Fees (2)	2 months	$34,968
Exploration (3)	All 12 months	$10,000
Salaries (4)	All 12 months	$40,000
Accounting (5)	All 12 months	$20,000
Office Expenses (6)	All 12 months	$5,000
Advance Royalty Payments and Work Commitments on Leased Properties (7)	All 12 months	$260,000

(1)	Costs related to the examination of potential property acquisitions.
(2)	Costs of annual claim maintenance fees.
(3)	Costs related to surface sampling and geological consulting.
(4)	Salaries to be paid to officers of the corporation.
(5)	Costs for accounting, auditing and tax preparation services.
(6)	Costs of stationary, mail, telephone & other office supplies.
(7)	Costs for the next twelve months for Advance Royalty Payments and Work Commitments due on the Klondike, Divide, Eagleville and Green Monster-Danville properties.

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

Results of Operations

For the three months ended December 31, 2014, we generated exploration services income of $48,621, compared to $0 for the same period in 2013.  Work performed under the Exploration Program with Coeur accounted for the increase.  Operating expenses were $220,122 for the three months ended December 31, 2014, compared to $47,474 for the same period in 2013.  Work performed under the Exploration Program with Coeur, surface drilling at the Eagleville project, and higher exploration costs accounted for the increase.

For the six months ended December 31, 2014, we generated exploration services income of $127,111, compared to $0 for the same period in 2013.  Work performed under the Exploration Program with Coeur accounted for the increase.  Operating expenses were $362,605 for the six months ended December 31, 2014, compared to $105,077 for the same period in 2013.  Work performed under the Exploration Program with Coeur, surface drilling at the Eagleville project, higher exploration costs and compensation costs to officers and directors accounted for the increase.

Material Changes in Financial Condition

At December 31, 2014, we had assets of $348,766, including cash of $71,419, compared to assets of $526,570, including cash of $310,749, at June 30, 2014.  The decrease in assets is attributable to the payment of annual claims fees, surface drilling at the Eagleville project and general and administrative expenses.

Liquidity and Capital Resources

Since our inception on January 22, 2007, we have issued 13,440,683 restricted shares of common stock.    The warrants that are issued and outstanding as at December 31, 2014 are as follows:

Warrants to Purchase Common Shares	Exercise Price	Expiration Date
1,462,500	$ 0.25	March 1, 2015
666,667	0.30	March 4, 2017
1,627,500	0.25	November 1, 2016

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

In March 2014, we sold 1,333,333 units at $0.15 per share for proceeds of $200,000.  Each unit was comprised of one (1) restricted share of common stock and one half of one (1/2) redeemable stock purchase warrant.  The exercise period of the warrant is three (3) years from March 4, 2014.  One (1) warrant plus $0.30 is convertible into one (1) restricted share of common stock.

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

During the next twelve months, we will be required to spend $105,000 on property leases and spend a minimum of $155,000 on property exploration.  These expenses are included in the amounts listed under "Plan of Operation – Milestones."  See "Notes to Financial Statements" for lease payments required after twelve months.

As of December 31, 2014, our total assets were $348,766, and our total liabilities were $65,425.  We had cash of $71,419 at December 31, 2014.

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

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective.  There was no change in our internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION.

ITEM 1.         LEGAL PROCEEDINGS.

We are not presently a party to any litigation.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months December 31, 2014, we sold 11,350 restricted shares of common stock to 1 person in consideration of consulting services. We relied upon the exemptions from registration contained in Regulation 506 and Section 4(a)(2) of the Securities Act of 1933, as amended for said sales.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.         MINE SAFETY DISCLOSURES.

None.

ITEM 5.         OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following documents are included herein:

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	Herewith

3.1	Articles of Incorporation (12/11/2007).	S-1/A-1	1/24/13	3.1

3.2	Bylaws of Idaho North Resources Corp.	S-1/A-1	1/24/13	3.2

4.1	Specimen Stock Certificate.	S-1/A-1	1/24/13	4.1

10.1	Lease Agreement with Mountain Gold Claims LLC for Klondike 25-29 Property, Klondike 41 Property, Klondike Central Property and Klondike Southeast Property.	S-1	11/26/12	10.1

10.2	Lease Agreement with Mountain Gold Claims LLC and Black Rock Exploration LLC for Divide TH Property, Divide DN Property and Divide GS Property.	S-1	11/26/12	10.2

10.3	Lease Agreement with Mountain Gold Exploration, Inc. and Lane A. Griffin and Associates for the Eagleville Property.	S-1	11/26/12	10.3

10.4	Employment Agreement with Erik Panke.	S-1/A-1	1/24/13	10.4

10.5	Selling Agreement with Pennaluna & Company.	10-Q	11/12/13	10.5

10.6	Exploration Program Agreement with Coeur Explorations, Inc.	10-Q	11/14/14	10.6

10.7	Earn-In Agreement with Coeur Explorations, Inc.	10-Q	11/14/14	10.7

14.1	Code of Ethics.	10-K	9/20/13	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Warrant Agreement.	S-1	11/26/12	99.1

99.2	Audit Committee Charter.	10-K	9/20/13	99.2

99.3	Disclosure Committee Charter.	10-K	9/20/13	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of February, 2015.

IDAHO NORTH RESOURCES CORP.
(the "Registrant")

BY:	MARK FRALICH
Mark Fralich
President, Principal Executive Officer and a member of the Board of Directors

BY:	ERIK PANKE
Erik Panke
Principal Accounting Officer, Principal Financial Officer, Secretary and Treasurer

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation (12/11/2007).	S-1/A-1	1/24/13	3.1

3.2	Bylaws of Idaho North Resources Corp.	S-1/A-1	1/24/13	3.2

4.1	Specimen Stock Certificate.	S-1/A-1	1/24/13	4.1

10.1	Lease Agreement with Mountain Gold Claims LLC for Klondike 25-29 Property, Klondike 41 Property, Klondike Central Property and Klondike Southeast Property.	S-1	11/26/12	10.1

10.2	Lease Agreement with Mountain Gold Claims LLC and Black Rock Exploration LLC for Divide TH Property, Divide DN Property and Divide GS Property.	S-1	11/26/12	10.2

10.3	Lease Agreement with Mountain Gold Exploration, Inc. and Lane A. Griffin and Associates for the Eagleville Property.	S-1	11/26/12	10.3

10.4	Employment Agreement with Erik Panke.	S-1/A-1	1/24/13	10.4

10.5	Selling Agreement with Pennaluna & Company.	10-Q	11/12/13	10.5

10.6	Exploration Program Agreement with Coeur Explorations, Inc.	10-Q	11/14/14	10.6

10.7	Earn-In Agreement with Coeur Explorations, Inc.	10-Q	11/14/14	10.7

14.1	Code of Ethics.	10-K	9/20/13	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Warrant Agreement.	S-1	11/26/12	99.1

99.2	Audit Committee Charter.	10-K	9/20/13	99.2

99.3	Disclosure Committee Charter.	10-K	9/20/13	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X