Form 10-Q
period 2015-03-31
Idaho North Resources Corp.
filed 2015-05-13
CIK 1543395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[√]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-55045

IDAHO NORTH RESOURCES CORP.
(Exact name of registrant as specified in its charter)

IDAHO	30-0406120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1220 Big Creek Road
Kellogg, ID   83837
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
13,440,683 shares of common stock as of May 11, 2015.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

IDAHO NORTH RESOURCES CORPORATION
BALANCE SHEETS

	March 31, 2015 (Unaudited)	June 30, 2014

ASSETS

Current Assets
Cash	$60,122	$310,749
Accounts receivable	17,303	49,815
Current portion of reclamation bond	14,232	-
Prepaid expenses	10,618	43,006
Total Current Assets	102,275	403,570

Reclamation bond	9,489	-
Mineral interests	159,500	123,000

TOTAL ASSETS	$271,264	$526,570

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$19,376	$1,875
Deposits	-	43,560
Total Current Liabilities	19,376	45,435

Common stock payable (note 6)	8,990	-

Total Liabilities	28,366	45,435

Commitments (note 7)	-	-

Stockholders' Equity
Preferred stock, $0.05 par value, 10,000,000 shares authorized, none outstanding as of March 31, 2015 and June 30, 2014, respectively	-	-
Common stock, $0.01 par value, 100,000,000 common shares authorized, 13,440,683 and 12,944,333 shares outstanding as of March 31, 2015 and June 30, 2014, respectively	134,406	129,443
Additional paid-in capital	874,579	813,592
Accumulated deficit	(766,087)	(461,900)
Total Stockholders' Equity	242,898	481,135

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$271,264	$526,570

The accompanying notes are an integral part of these financial statements.

IDAHO NORTH RESOURCES CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

REVENUE:
Exploration services income	$32,061	$7,841	$159,173	$7,841

EXPENSES:
Operating Expenses
Exploration services expense	27,947	7,129	113,502	7,129
Other exploration expenditures	7,745	11,541	182,487	36,004
Impairment of mineral interest	32,000	-	32,000	-
General and administrative expenses	33,063	45,739	135,371	126,353
Total Operating Expenses	100,755	64,409	463,360	169,486

Loss from Operations	(68,694)	(56,568)	(304,187)	(161,645)

Net Loss	$(68,694)	$(56,568)	$(304,187)	$(161,645)

Net Loss per Common Share
Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding
Basic and diluted	13,428,350	8,676,091	13,277,617	8,161,630

The accompanying notes are an integral part of these financial statements.

IDAHO NORTH RESOURCES CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended
	March 31, 2015	March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(304,187)	$(161,645)

Adjustments to reconcile net loss to net cash used in operating activities:
Common shares issued as compensation	38,940	50,000
Impairment of mineral interests	32,000	-
Changes in operating assets and liabilities:
Accounts receivable	32,512	(20,000)
Prepaid expenses	32,388	(1,297)
Accounts payable and other current liabilities	(26,059)	27,310
Cash used in operating activities	(194,406)	(105,632)

CASH FLOWS FROM INVESTING ACTIVITIES
Reclamation bond	(23,721)	-
Acquisition of mineral interests	(32,500)	(25,000)
Cash used in investing activities	(56,221)	(25,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received on issuance of common stock	-	404,000
Common stock issuance cost	-	(31,677)
Cash provided by financing activities	-	372,323

Increase (decrease) in cash	(250,627)	241,691

Cash, beginning of period	310,749	83,229

Cash, end of period	$60,122	$324,920

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Compensation paid with common stock payable	8,990	-
Common stock issued for mineral interests	36,000	30,000

The accompanying notes are an integral part of these financial statements.

IDAHO NORTH RESOURCES CORPORATION
Notes to Financial Statements
As of March 31, 2015

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

Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2014 as reported in Form 10-K, have been omitted.  Results of operations for the nine months ended March 31, 2015 are not necessarily indicative of the results expected for the fiscal year ending June 30, 2015.

Revenue Recognition - Revenue received from exploration contracts is recognized when the contract has been established, the services are rendered and collection of payment is deemed probable.

3.        GOING CONCERN

As shown in the accompanying interim financial statements, the Company had a net loss of $68,694 and $304,187 for the three and nine months ended March 31, 2015, respectively.  There is substantial doubt about the Company's ability to continue as a going concern.

The Company intends to raise additional capital either through debt or equity financing. The interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4.        EARNINGS PER SHARE

For the three and nine month periods ended March 31, 2015 and 2014, the effect of the Company's potential issue of 3,756,667 and 2,129,167 shares, respectively, from the exercise of outstanding warrants would have been anti-dilutive (see note 6).  Accordingly, basic net loss per share is the same as diluted for the periods ended March 31, 2015 and 2014.

5.        CENTRAL NEVADA EXPLORATION PROGRAM and EARN-IN AGREEMENT

In the first calendar quarter of 2014, the Company completed a private placement and signed a letter of intent to enter into an exploration program agreement with Coeur Mining Inc. ("Coeur").  Coeur purchased 1,333,333 units at $0.15 per unit, for a total of $200,000.  Each unit consists of one common share and one warrant.  Two warrants plus $0.30 allow Coeur to purchase one common share.  The warrants expire in March 2017.  At March 31, 2015, Coeur owned 9.92% of the Company's shares.

IDAHO NORTH RESOURCES CORPORATION
Notes to Financial Statements
As of March 31, 2015

On October 2, 2014, the Company signed the definitive Exploration Program Agreement (the "Agreement") with Coeur. The Agreement calls for Coeur to fund a Central Nevada Exploration Program within a specified Area of Interest for a three-year period.  During the Agreement period, Coeur will have the right to select target properties identified and acquired or appropriated by the Company, and earn up to 80% interest in the target properties by meeting certain minimum investment and other requirements. Prior to selection of any target properties, Coeur will pay certain consulting and field-related costs associated with the Program, along with a 10% administrative fee to the Company.  For the nine months ended March 31, 2015, the Company recognized exploration service income of $159,173 for exploration costs and administrative fees.

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

FY 2014 Activity

In July 2013, the Company issued 100,000 common shares pursuant to a mining lease agreement at a fair value, based on the most recent sale of common shares, of $0.10 per share. The Company accounted for $10,000 as mineral interests.

In October 2013, the Company issued 200,000 common shares for compensation at a fair value, based on the most recent sale of common shares, of $0.10 per share.

In October 2013, the Company issued 200,000 common shares pursuant to a mining lease agreement at a fair value, based on the most recent sale of common shares, of $0.10 per share.  The Company accounted for $20,000 as mineral interests.

In March 2014, the Company issued 300,000 common shares for compensation at a fair value, based on the quoted market price of common shares, of $0.17 per share.

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

In June 2014, the Company issued 50,000 common shares for compensation at a fair value, based on the quoted market price of common shares, of $0.15 per share.

FY 2015 Activity

In July 2014, the Company issued 300,000 common shares pursuant to a mining lease agreement at a fair value, based on the quoted market price of common shares, of $0.12 per share.

In November 2014, the Company issued 11,350 common shares for compensation at a fair value, based on the quoted market price of common shares, of $0.15 per share.

IDAHO NORTH RESOURCES CORPORATION
Notes to Financial Statements
As of March 31, 2015

In November 2014, the Company approved the award of 50,000 common shares for compensation at a fair value, based on the quoted market price of common shares, of $0.16 per share.

In December 2014, the Company approved the award of 135,000 common shares for compensation at a fair value, based on the quoted market price of common shares, of $0.15 per share.

In January 2015, the Company approved the award of 13,605 common shares for compensation at a fair value, based on the quoted market price of common shares, of $0.147 per share.  The expense was recorded as common stock payable.

In March 2015, the Company approved the award of 44,445 and 9,000 common shares for compensation at a fair value, based on the quoted market price of common shares, of $0.135 and $0.11 per share, respectively.  The expense was recorded as common stock payable.

b)        Warrants

	Warrants to Purchase Common Shares	Weighted Average Exercise Price
Outstanding at June 30, 2013	1,462,500	$0.25
Issued March 2014	666,667	0.30
Issued June 2014	1,627,500	0.25
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2014 through March 31, 2015	3,756,667	$0.26

The warrants that are issued and outstanding as at December 31, 2014 are as follows:

Warrants to Purchase Common Shares	Exercise Price	Expiration Date
1,462,500	$0.25	September 1, 2016*
666,667	0.30	March 4, 2017
1,627,500	0.25	November 1, 2016

*These warrants were set to expire on March 1, 2015.  In January 2015, the Company extended the expiration date of these warrants an additional 18 months, to September 1, 2016.

7.       MINERAL PROPERTY COMMITMENTS - RELATED PARTY

For the following properties, the related party is a shareholder (not an officer or director) who exercises voting rights over 9.1% percent of the Company's common stock.  He is also the Company's consulting geologist and a member of the Company's Technical Advisory Committee.  The Eagleville Property has an additional related party who serves as the Company's CEO and Chairman of its Board of Directors and controls less than 1% of the Company's common stock.  The Company has satisfied its work commitments on all properties to date.  Work commitments include, but are not limited to, annual claim fees, exploration, mapping, sampling, drilling and administration costs.

Klondike North Property.  On October 24, 2011, the Company entered into an Exploration and Mining Lease and Option to Purchase Agreement for the Klondike North Property, which consists of 38 unpatented lode-mining claims located on Bureauof Land Management lands in the Klondike Mining District, Esmerelda County, Nevada.  The Company has the right to conduct all customary mineral exploration activities in return for the following commitments:

IDAHO NORTH RESOURCES CORPORATION
Notes to Financial Statements
As of March 31, 2015

Advanced Royalty Payments

Date	Payment Amount		Common Shares
Upon execution of Agreement – October 24, 2011	$-		500,000
First Anniversary of the Agreement	10,000		-
Second Anniversary of the Agreement	20,000	*	-
Third Anniversary of the Agreement	30,000		-
Fourth Anniversary of the Agreement	40,000		-
Fifth through the tenth Anniversary	50,000		-
Eleventh Anniversary and thereafter	100,000		-

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

Divide Property.  In February 2015, the Company terminated its Exploration and Mining Lease and Option to Purchase Agreement for the Divide Property and returned the underlying claims to the lessor and recorded an impairment charge for the full capitalized cost of $32,000 for the mineral interests.  The Company dropped the Divide Property in order to focus its resources on its remaining properties.

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

Advanced Royalty Payments

Date	Payment Amount	Common Shares
Upon execution of Agreement – July 27, 2012	$6,000	300,000
On or prior to the 1st Anniversary of the Agreement	*15,000	150,000
On or prior to the 2nd Anniversary of the Agreement	**20,000	150,000
On or prior to the 3rd Anniversary of the Agreement	30,000	-
On or prior to the 4th Anniversary of the Agreement	40,000	-
On or prior to the 5th through the 10th Anniversary	50,000	-
On or prior to the 11th Anniversary and thereafter	100,000	-

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

IDAHO NORTH RESOURCES CORPORATION
Notes to Financial Statements
As of March 31, 2015

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

Advanced Royalty Payments

Date	Payment Amount		Common Shares
Upon execution of Agreement – October 31, 2014	$2,500	*	-
First Anniversary of the Agreement	5,000		-
Second Anniversary of the Agreement	10,000		-
Third Anniversary of the Agreement	20,000		-
Fourth Anniversary of the Agreement	30,000		-
Fifth Anniversary of the Agreement	40,000		-
Sixth Anniversary through the tenth anniversary	50,000		-
Eleventh Anniversary through the fifteenth	75,000		-
Sixteenth Anniversary and thereafter	100,000		-

*Plus reimbursement of the 2014 -15 BLM Annual Maintenance Fee of $12,245 and Nye County Notice to Intent to Hold Fee of $834, which has been paid.

Work Commitment

Lease Year	Amount
First Lease Year	$5,000
Second Lease Year	10,000
Third Lease Year and thereafter	50,000

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We are considered to be in the development stage, as defined in Statement of Financial Accounting Standards No. 7. We have been in the development stage since our inception.  We have incurred operating losses since inception and at March 31, 2015 had working capital of $82,899.

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

Property Leases

Below are the aggregate annual payments due on the properties, as stated in the four signed lease agreements. These payments totaling $213,193 are included in our 12-month expense list and are comprised of Lease Agreements, Work Commitments and BLM & County Claim Fees.

	Advance Royalty Payment	Payment Due Date	Work Commitment	BLM & County Claim Fees
Klondike Lease	$40,000	10/24/2015	$75,000	$6,745
Eagleville Lease	$30,000	7/27/2015	$25,000	$10,295
Green Monster-Danville Lease	$5,000	10/31/2015	$5,000	$16,153

Total	$75,000		$105,000	$33,193

Total aggregate annual payments	$213,193

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
Work Commitment -- $5,000
BLM Claim fees -- 91 claims @ $155.00 per claim, and $22.50 per claim County and State fees -- $16,152.50

Divide lease dated February 21, 2012 -- Total 10 claims

The Company terminated its Divide lease in February 2015 and returned the underlying claims to the lessor.  The Company will focus its efforts on its other properties.

Plan of Operation - Milestones

During the next twelve months we plan to spend funds from existing capital and additional capital raised as follows.  If we are unable to raise additional capital, we will not be able to complete these milestones and may cease operations.

	Estimated Time	Cost
Research (1)	All 12 months	$5,000
Maintenance Fees (2)	2 months	$33,193
Exploration (3)	All 12 months	$20,000
Salaries (4)	All 12 months	$58,000
Accounting (5)	All 12 months	$21,000
Office Expenses (6)	All 12 months	$5,000
Advance Royalty Payments and Work Commitments on Leased Properties (7)	All 12 months	$180,000

(1)	Costs related to the examination of potential property acquisitions.
(2)	Costs of annual claim maintenance fees.
(3)	Costs related to surface sampling and geological consulting.
(4)	Salaries to be paid to officers of the corporation.
(5)	Costs for accounting, auditing and tax preparation services.
(6)	Costs of stationary, mail, telephone & other office supplies.
(7)	Costs for the next twelve months for Advance Royalty Payments and Work Commitments due on the Klondike, Eagleville and Green Monster-Danville properties.

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

Results of Operations

For the three months ended March 31, 2015, we generated exploration services income of $32,061, compared to $7,841 for the same period in 2014.  Work performed under the Exploration Program with Coeur accounted for the increase.  Operating expenses were $100,755 for the three months ended March 31, 2015, compared to $64,409 for the same period in 2014.  Work performed under the Exploration Program with Coeur and higher exploration costs accounted for the increase.

For the nine months ended March 31, 2015, we generated exploration services income of $159,173, compared to $7,841 for the same period in 2014.  Work performed under the Exploration Program with Coeur accounted for the increase.  Operating expenses were $463,360 for the nine months ended March 31, 2015, compared to $169,486 for the same period in 2014.  Work performed under the Exploration Program with Coeur, surface drilling at the Eagleville project, higher exploration costs and compensation costs to officers and directors accounted for the increase.

Material Changes in Financial Condition

At March 31, 2015, we had assets of $271,264, including cash of $60,122, compared to assets of $526,570, including cash of $310,749, at June 30, 2014.  The decrease in assets is attributable to the payment of annual claims fees, property lease payments, surface drilling at the Eagleville project and general and administrative expenses.

Liquidity and Capital Resources

Since our inception on January 22, 2007, we have issued 13,440,683 restricted shares of common stock.    The warrants that are issued and outstanding as at December 31, 2014 are as follows:

Warrants to Purchase Common Shares	Exercise Price	Expiration Date
1,462,500	$ 0.25	September 1, 2016
666,667	0.30	March 4, 2017
1,627,500	0.25	November 1, 2016

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

During the next twelve months, we will be required to spend $75,000 on property leases and spend a minimum of $105,000 on property exploration.  These expenses are included in the amounts listed under "Plan of Operation – Milestones."  See "Notes to Financial Statements" for lease payments required after twelve months.

As of March 31, 2015, our total assets were $271,264, and our total liabilities were $28,366.  We had cash of $60,122 at March 31, 2015.

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

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective.  There was no change in our internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION.

ITEM 1.               LEGAL PROCEEDINGS.

We are not presently a party to any litigation.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2015, we sold 185,000 restricted shares of common stock to 7 persons in consideration of officer and director fees. We relied upon the exemptions from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended for said sales.

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

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 11th day of May, 2015.

IDAHO NORTH RESOURCES CORP.
(the "Registrant")

BY:	LANE GRIFFIN
Lane Griffin
President, Principal Executive Officer and a member of the Board of Directors

BY:	ERIK PANKE
Erik Panke
Principal Accounting Officer, Principal Financial Officer, Secretary and Treasurer

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation (12/11/2007).	S-1/A-1	1/24/13	3.1

3.2	Bylaws of Idaho North Resources Corp.	S-1/A-1	1/24/13	3.2

4.1	Specimen Stock Certificate.	S-1/A-1	1/24/13	4.1

10.1	Lease Agreement with Mountain Gold Claims LLC for Klondike 25-29 Property, Klondike 41 Property, Klondike Central Property and Klondike Southeast Property.	S-1	11/26/12	10.1

10.2	Lease Agreement with Mountain Gold Claims LLC and Black Rock Exploration LLC for Divide TH Property, Divide DN Property and Divide GS Property.	S-1	11/26/12	10.2

10.3	Lease Agreement with Mountain Gold Exploration, Inc. and Lane A. Griffin and Associates for the Eagleville Property.	S-1	11/26/12	10.3

10.4	Employment Agreement with Erik Panke.	S-1/A-1	1/24/13	10.4

10.5	Selling Agreement with Pennaluna & Company.	10-Q	11/12/13	10.5

10.6	Exploration Program Agreement with Coeur Explorations, Inc.	10-Q	11/14/14	10.6

10.7	Earn-In Agreement with Coeur Explorations, Inc.	10-Q	11/14/14	10.7

14.1	Code of Ethics.	10-K	9/20/13	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Warrant Agreement.	S-1	11/26/12	99.1

99.2	Audit Committee Charter.	10-K	9/20/13	99.2

99.3	Disclosure Committee Charter.	10-K	9/20/13	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X