Form 10-K
period 2015-06-30
Idaho North Resources Corp.
filed 2015-09-28
CIK 1543395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2015

Commission File Number:   000-55045

IDAHO NORTH RESOURCES CORP.
(Name of small business issuer in its charter)

Idaho
(State or other jurisdiction of incorporation or organization)

1220 Big Creek Road
Kellogg, ID   83837
(Address of principal executive offices, including zip code.)

(206) 790-3346
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]   NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2014: $1,948,585.

As of September 25, 2015, 13,440,683 shares of the registrant's common stock were outstanding.

PART I

ITEM 1.	BUSINESS.

General

We were incorporated in the State of Idaho on January 22, 2007 as an exploration stage mining corporation.  An exploration stage corporation is one engaged in the search for mineral deposits or reserves, which are not in either the development or production stage. We intend to conduct exploration activities on one or more of the properties we lease. Our interest in the properties is limited to our leasehold interest.  Our leases, however, grant us a right to purchase the underlying minerals upon completion of certain conditions.  Currently, we have leases on a number of gold properties in Nevada. We maintain our statutory registered agent's office at Columbia Stock Transfer, 601 E. Seltice Way, Suite 202, Post Falls, Idaho 83854.  Our business office is located at 1220 Big Creek Road, Kellogg, Idaho 83837. This is also our mailing address. The telephone number is (206) 790-3346.

Central Nevada Exploration Program

In February 2014, we completed a private placement and signed a letter of intent to enter into an exploration program with Coeur Mining Inc. ("Coeur").  Coeur purchased 1,333,333 units at $0.15 per unit, for a total of $200,000.  Each unit consists of one common share and one warrant.  Two warrants plus $0.30 allow Coeur to purchase one common share.  The warrants expire in March 2017.  On October 2, 2014, the Company signed the definitive Exploration Program Agreement (the "Agreement") with Coeur. The Agreement calls for Coeur to fund a Central Nevada Exploration Program within a specified Area of Interest for a three-year period.  During the Agreement period, Coeur will have the right to select target properties identified and acquired or appropriated by IDAH, and earn a 60% interest in the target properties by meeting certain minimum investment and other requirements, with the option to acquire an additional 20% or 40%, giving Coeur 80% or 100% ownership. Prior to selection of any target properties, Coeur will pay certain consulting and field-related costs associated with the Program, along with a 10% administrative fee to IDAH.

Klondyke Earn-In Agreement

On October 21, 2014, the Company signed an Earn-In Option Agreement (the "Earn-In") with Coeur for the Klondyke area, Nevada.  Pursuant to the terms of the Earn-In, Coeur may exercise its option to acquire an initial 60% interest in the target properties by spending a minimum of $2 million in exploration and development expenses on the target properties over a 3-year period and completing a NI 43-101 compliant Technical Report. During the Earn-In period, Coeur has the option to acquire IDAH's entire interest in the target properties, subject to terms of the Earn-In. Upon completion of the earn-in requirements, the parties will form a limited liability company for purposes of further exploration, development, and mining of the target properties, with Coeur having a 60% membership interest and IDAH having a 40% membership interest. Within 60 days following the formation of the limited liability company, Coeur may exercise an option to acquire an additional 20% of the outstanding ownership interest by meeting certain minimum investment and other requirements.  Coeur may then acquire the remaining 20% ownership for a purchase price to be determined by a qualified third-party valuation firm reasonably acceptable to both Coeur and IDAH.  As operator, IDAH will conduct the exploration, development, and related work at the target properties under budgets approved by Coeur.

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

An exploration plan has not been developed for each of the properties. Limited exploration work such as mapping, surface sampling and assaying will be done to meet the work commitments required by the lease agreements, which, for the next year, are $75,000 for the Klondike Lease and $10,000 for the Green Monster-Danville Lease.

Currently, we do not have any permits in hand.  No permits are required for exploration work that does not include motorized equipment.  In the future, should heavy equipment, including drilling, be conducted, a Notice of Intent to Operate or Plan of Operation Permit may be required.

Divide Property

In February 2015, the Company terminated its Exploration and Mining Lease and Option to Purchase Agreement for the Divide Property and returned the underlying claims to the lessor and recorded an impairment charge for the full capitalized cost for the mineral interests.  The Company dropped the Divide Property in order to focus its resources on its remaining properties.

Eagleville Property

In July 2015, the Company terminated its Exploration and Mining Lease and Option to Purchase Agreement for the Eagleville Property and returned the underlying claims to the lessor and recorded an impairment charge for the full capitalized cost for the mineral interests.  The Company dropped the Eagleville Property in order to focus its resources on its remaining properties.

The map on the next page discloses the physical locations of the properties the Company continues to lease:

EUREKA - MONITOR "NEW" SEDIMENT - HOSTED MINERAL TREND
Danville Project Area
Green Monster Project Area
Danville Mining District
WALKER LANE TREND
Tonopah
Gold: 1,900,000 ozs.
Silver: 174,000,000 ozs.
Tonopah Mining District
Tonopah Exploration Program Area
Three Hills Deposit
Gold: 133,800 ozs.
Hill of Gold Deposit
Gold: 42,350 ozs.
Divide Deposit
Gold: 132,000 ozs.
Silver: 3,275,000 ozs.
Hasbrouck Deposit
Gold: 1,200,000 ozs.
Silver: 30,000,000 ozs.
Klondyke Project Area
Divide Mining District
Klondike Mining District
Idaho North Resources Program Areas
Idaho North Resources Corp.
Idaho North Project Areas
Danville, Green Monster, and Klondyke Project Areas
DATE
Scale

We lease the following properties pursuant to written lease agreements.

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

In addition to the state regulations, federal regulations require a yearly maintenance fee to keep the claims in good standing.  In accordance with federal regulations, the Klondike 25-59 Project is in good standing to September 1, 2016. A yearly maintenance fee of $310.00 is required to be paid to the BLM prior to the expiration date to keep the claims in good standing for an additional year.

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

In addition to the state regulations, federal regulations require a yearly maintenance fee to keep the claim in good standing. In accordance with federal regulations, the Klondike 41 Project is in good standing to September 1, 2016.  A yearly maintenance fee of $155.00 is required to be paid to the BLM prior to the expiration date to keep the claim in good standing for an additional year.

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

In addition to the state regulations, federal regulations require a yearly maintenance fee to keep the claim in good standing. In accordance with federal regulations, the Klondike Central Project is in good standing to September 1, 2016.  A yearly maintenance fee of $1,395 is required to be paid to the BLM prior to the expiration date to keep the claim in good standing for an additional year.

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

In addition to the state regulations, federal regulations require a yearly maintenance fee to keep the claim in good standing.  In accordance with federal regulations, the Klondike Southeast Project is in good standing to September 1, 2016.  A yearly maintenance fee of $4,030 is required to be paid to the BLM prior to the expiration date to keep the claim in good standing for an additional year.

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

GREEN MONSTER PROPERTY

The Green Monster Property is comprised of 79 located unpatented lode mining claims of approximately 1,800 acres located in the Danville Mining District, situated in Nye County, Nevada.  The Green Monster Project covers formal exploratory workings on an indicated mineral showing.  Mountain Gold Claims, LLC Series 16 is the registered owner of the Green Monster Project.

Location and Access

Access from Tonopah, Nevada to the Green Monster Property is gained by taking Nevada State Highway 8 eastward for 25 miles then taking the Stone Cabin Valley improved dirt road northward for 24 miles. A system of unimproved dirt roads and old drill roads runs throughout the property.

History

Previous operators including Chevron, Placer Dome, Electrum Resources, AuEx Inc. and Eldorado Gold completed several million dollars of exploration and drilling over the last several decades, including 107 shallow drill holes. The bulk of exploration was conducted by Placer Dome in the 1980s, and that exploration data is not currently available.

Physiography, Climate, Vegetation and Water

Topography on the Project is moderate with an average elevation range of 5,500 feet to 6,000 feet.

The Green Monster Project area is of a typically desert climate with relatively high temperatures and low precipitation.  Vegetation consists mainly of sparse sage brush and juniper trees.  Sources of water would be available from valley wells or from nearby ranches.

Regional Geology

The property is located within the Monitor Range Mineral Belt, a broad northeast trending crustal-scale structural zone controlling horst blocks of uplifted Paleozoic sediments

Green Monster Local Geology

Gold, silver and antimony mineralization has been identified in most of the historical workings and on outcrops of altered rock. Tertiary volcanics have intruded the older Paleozoic carbonates and sediments, creating large zones of alteration and associated mineralization.

Green Monster Mineralization

Mineralization is associated with linear shears and quartz veins as well as zones of silicified limestone. The best drill intercepts from available data sources include 55 feet of 0.036 ounces per ton (opt) gold (including 10 feet of 0.11 opt gold), 30 feet of 0.023 opt gold, 20 feet of 0.029 opt gold, and 20 feet of 0.026 opt gold.

DANVILLE PROPERTY

The Danville Property is comprised of 12 located unpatented lode mining claims of approximately 240 acres located in the Danville Mining District, situated in Nye County, Nevada.  The Danville Project covers formal exploratory workings on an indicated mineral showing.  Mountain Gold Claims, LLC Series 16 is the registered owner of the Danville Project.

Location and Access

Access from Tonopah, Nevada to the Green Monster Property is gained by taking Nevada State Highway 8 eastward for 25 miles then taking the Stone Cabin Valley improved dirt road northward for 26 miles. A system of unimproved dirt roads and old drill roads runs throughout the property.

History

Previous work consisted of intermittent production of silver underground mines that were started in the 1860's and continued until the 1940's. Companies such as MK Gold, Mountain Gold Exploration and Electrum Resources have investigated the area in recent decades.

Physiography, Climate, Vegetation and Water

Topography on the Project is moderate with an average elevation range of 5,500 feet to 6,000 feet.

The Danville Project area is of a typically desert climate with relatively high temperatures and low precipitation.  Vegetation consists mainly of sparse sage brush and juniper trees.  Sources of water would be available from valley wells or from nearby ranches.

Regional Geology

The property is located within the Monitor Range Mineral Belt, a broad northeast trending crustal-scale structural zone controlling horst blocks of uplifted Paleozoic sediments

Danville Local Geology

Gold, silver and antimony mineralization has been identified in most of the historical workings and on outcrops of altered rock. Tertiary volcanics have intruded the older Paleozoic carbonates and sediments creating large zones of alteration and associated mineralization

Danville Mineralization

Danville is a high grade silver property with associated anomalous gold-antimony-barite mineralization. The property lies within a 3 mile long 2.5 mile wide area of mineralization and alteration that extends south to the Green Monster property. Silver is the dominant mineralization associated with veins and shears, and lower grade gold is within the underlying system. Outcrop and mine assays from historical reports ranged up to 68 ounces per ton silver and 0.06 ounces per ton gold.

Property Agreements

We lease the foregoing properties pursuant to the following lease agreements:

1.	Mountain Gold Claims LLC Series 8 for the Klondike 25-29 Property, Klondike 41 Property, Klondike Central Property and Klondike Southeast Property.
2.	Mountain Gold Claims LLC Series 16 for the Green Monster Property and Danville Property.

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

Klondike North Property. On October 24, 2011, we entered into an Exploration and Mining Lease and Option to Purchase Agreement for the Klondike North Property, which consists of 38 unpatented lode-mining claims located on BLM lands in the Klondike Mining District, Esmerelda County, Nevada.  The term of the lease is 50 years.  We have the right to conduct all customary mineral exploration activities in return for the following commitments:

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

In addition, we are obligated to pay a net smelter royalty of 3% from the sale or production of minerals from the property.  We are obligated to perform work assessments on the property required by federal and state laws.  We have the right to remove all minerals from the property.  We also have the right to acquire 1% of the smelter royalty for $1,000,000 and an additional 1% for $3,000,000, and we have the right to purchase the claims underlying the Agreement in consideration of $400,000.

Green Monster-Danville Property.  On October 31, 2014, we entered into an Exploration and Mining Lease and Option to Purchase Agreement for the Green Monster-Danville Property, which consists of 91 unpatented lode-mining claims located on Bureau of Land Management lands in the Danville Mining District, Nye County, Nevada.  We have the right to conduct all customary mineral exploration activities in return for the following commitments:

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

In addition, we are obligated to pay a net smelter royalty of 2% from the sale or production of minerals from the property.  We are obligated to perform work assessments on the property required by federal and state laws. We have the right to remove all minerals from the property.  We also have the right to purchase the claims underlying the Agreement in consideration of $5,000,000 if the purchase is made on or before October 31, 2019 or $10,000,000 if the purchase is made after October 31, 2019.

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

Competitive Factors

The mining industry is fragmented.  There are many mine prospectors and producers, small and large. We do not compete with anyone. That is because there is no competition for the exploration or removal of minerals from the claims. We will either find gold or silver on the claims or not. If we do not, we may cease or suspend operations. We are one of the smaller exploration companies in existence. We are a small participant in the precious metals mining market. Readily available markets exist in the United States and around the world for the sale of precious metals. Therefore, we will be able to sell any precious metals that we are able to recover.

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

Fee Schedule (per claim)
Location Fee	$30.00
Maintenance Fee	$155.00
Service Charges	$10.00
Transfer Fee	$5.00
Proof of Labor	$5.00
Notice of Intent to Hold	$10.50
Transfer of Interest	$10.00
Amendment	$5.00
Petition for Deferment of Assessment Work	$25.00
Notice of Intent to Locate on Stock Raising Homestead land	$25.00

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

Operators are encouraged to conduct a thorough inventory of the claims to determine the full extent of any existing disturbance and to meet with field office personnel at the site before developing an estimate. The inventory should include photographs taken before and after any mining activity.

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

Subcontractors

We intend to use the services of subcontractors for certain exploration work on the properties we lease when deemed necessary.  Our interest in the properties is limited to our leasehold interest.  Our leases, however, grant us a right to purchase the underlying minerals upon completion of certain conditions.  The members of our Technical Advisory Committee will conduct the majority of the surveying, exploration, and excavating of the property.  Patrick Smith, Thomas Callicrate and Roger Walther are the members of the Technical Advisory Committee.  Further, we will hire geologists and engineers as independent contractors on an as needed basis. As of today, we have not looked for or talked to any geologists or engineers who will perform work for us in the future outside of the existing members of our management team and advisory committee. Accordingly, we cannot determine at this time the precise number of people we will retain to perform the foregoing services. Lane Griffin, our president, will handle our administrative duties.

Employees and Employment Agreements

At present, only one of our officers/directors is a full-time employee and will devote all of his time to our operations. That person is Lane Griffin, our president. One other officer, Erik Panke is a part-time employee and will devote about 20% of his time or eight hours per week to our operation. Mr. Panke will perform the accounting and bookkeeping services for the corporation.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future.

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

During 2014 and 2015 to date, there were no material environmental incidents or non-compliance with any applicable environmental regulations on the properties.

Our Office

Our office is located at 1220 Big Creek Road, Kellogg, Idaho 83837. This is also our mailing address. The telephone number is (206) 790-3346.  We lease the aforementioned office space from Shoshone Development LLC pursuant to a verbal lease agreement.  The term of the lease is month to month, and our monthly rent is $0.

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

Fiscal Year – 2015	High Bid	Low Bid
First Quarter, Ending September 30, 2014	$0.22	$0.11
Second Quarter, Ending December 31, 2014	$0.25	$0.13
Third Quarter, Ending March 31, 2015	$0.16	$0.11
Fourth Quarter, Ending June 30, 2015	$0.135	$0.05

Fiscal Year – 2014	High Bid	Low bid
First Quarter, Ending September 30, 2013	$0.00	$0.00
Second Quarter, Ending December 31, 2013	$0.25	$0.11
Third Quarter, Ending March 31, 2014	$0.20	$0.11
Fourth Quarter, Ending June 30, 2014	$0.18	$0.10

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

We are considered to be in the development stage, as defined in Accounting Standards Codification Topic 915. We have been in the development stage since our inception. We have had no source of revenue, we have incurred operating losses since inception and at June 30, 2015 had working capital of $62,613.

Exploration expenditures consist of fees to be paid for consulting services connected with exploration, the cost of rock sampling (the collection of a series of small chips over a measured distance, which is then submitted for a chemical analysis, usually to determine the metallic content over the sampled interval, a pre-determined location(s) on the property), and cost of analyzing these samples. We have only conducted limited exploration activities on our leased properties to date.

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

	Advance Royalty Payment	Payment Due Date	Work Commitment	BLM & County Claim Fees

Klondike Lease	$40,000	10/24/15	$75,000	$22,016
Green Monster - Danville Lease	$5,000	10/31/15	$5,000	$15,069

Total	$45,000		$80,000	$37,085

Total aggregate annual payments	$162,085

Plan of Operation - Milestones

During the next twelve months we plan to spend funds from our working capital balance of $62,613 and additional capital raised as follows:

Estimated Time		Cost
Research (1)	All 12 months	$5,000
Maintenance Fees (2)	1 month	$37,085
Exploration (3)	All 12 months	$100,000
Salaries (4)	All 12 months	$64,000
Accounting (5)	All 12 months	$20,000
Office Expenses (6)	All 12 months	$5,000
Advance Royalty Payments and Work Commitments on Leased Properties (7)	All 12 months	$125,000

(1)	Costs related to the examination of potential property acquisitions.
(2)	Costs of annual claim maintenance fees. NOTE: These fees were paid in August 2015.
(3)	Costs related to exploration drilling, trenching and surface sampling.
(4)	Salaries to be paid to officers of the corporation; may be paid in common stock or cash.
(5)	Costs for accounting and auditing services.
(6)	Costs of stationary, mail, telephone & other office supplies.
(7)	Costs for the next twelve months for Advance Royalty Payments and Work Commitments due on the Klondike and Green Monster-Danville properties.

Limited Operating History; Need for Additional Capital

We do not have sufficient funds available to complete our plan of operations and may have to cease or suspend operations until we raise additional funds.  Our auditors have issued a going concern opinion, and there is substantial doubt about our ability to continue as a going concern, as disclosed in the notes to our financial statements.

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

Results of Operations

For the fiscal year ended June 30, 2015, we generated revenues of $175,752 and a loss from operations of $455,672, compared to revenues of $46,255 and a loss from operations of $237,800 for the same period in 2014.  The increase in revenue is due to work performed under the alliance program with Coeur.  The increase in loss from operations is due to increased exploration costs on our leased properties, including a small drilling program on the Eagleville Property.  Operating expenses were $631,424 for the fiscal year ended June 30, 2015, compared to $284,055 for the same period in 2014. Exploration, wages, accounting, and legal costs were higher in 2015 than in 2014, accounting for the difference.

Material Changes in Financial Condition

At June 30, 2015, we had assets of $146,665, including cash of $55,699, compared to assets of $526,570, including cash of $310,749, at June 30, 2014.  In 2014, we raised capital via an equity raise, and in 2015, we incurred increased exploration costs.

Liquidity and Capital Resources

Since our inception on January 22, 2007, we have issued 13,440,683 restricted shares of common stock and 3,756,667 redeemable warrants.  The warrants that are issued and outstanding as at June 30, 2015 are as follows:

Warrants to Purchase Common Shares	Exercise Price*	Expiration Date
1,462,500	$0.25	September 1, 2016
666,667	0.30	March 4, 2017
1,627,500	0.25	November 1, 2016

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

In July 2012, we completed a private placement of 2,925,000 Units. Each Unit was comprised of one (1) restricted share of common stock and one (1) redeemable stock purchase warrant. The warrants expire on September 1, 2016. Two (2) warrants plus $0.25 are convertible into one (1) restricted share of common stock. The warrants are redeemable by us upon thirty (30) days written notice to the holder thereof. If we issue such notice and the holder does not exercise the Redeemable Warrants during the 30 day period, the Redeemable Warrants will terminate thirty (30) days from the date of the notice. The sale of the Units was made pursuant to the exemption from registration contained in Reg. 506 of the Securities Act of 1933, as amended.

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

During the next twelve months, we will be required to spend $45,000 on property leases and spend a minimum of $80,000 on property exploration. These expenses are included in the amounts listed under "Plan of Operation – Milestones." See "Property Agreements" for lease payments required after twelve months.

As of June 30, 2015, our total assets were $146,665, and our total liabilities were $55,253. We had cash of $55,699 at June 30, 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Contractual Obligations

Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-Term Debt Obligations	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	-	-	-	-	-
Purchase Obligations	2,063	2,063	-	-	-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	-	-	-	-	-
Total	2,063	2,063	-	-	-

Critical Accounting Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of commitments and contingencies at the date of the consolidated financial statements and the reported amount of revenues and expenses during the period. All of our significant accounting policies and estimates are described in note 2 of the June 30, 2015 audited financial statements. We consider the following policies as being critical with regard to the impact estimates and changes in estimates could have on our financial condition, changes in financial condition or results of operations.

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

IDAHO NORTH RESOURCES CORP.

A PROFESSIONAL SERVICES FIRM

Certified Public Accountants | Business Consultants

dm-t

decoria · maichel · teague

7307 N. Division, Suite 222
Spokane, Washington 99208

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Idaho North Resources Corporation:

We have audited the accompanying balance sheets of Idaho North Resources Corporation ("the Company") as of June 30, 2015 and 2014, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Idaho North Resources Corporation as of June 30, 2015 and 2014, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred substantial losses, has no recurring source of revenue, and has an accumulated deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DECORIA, MAICHEL & TEAGUE, P.S.

DeCoria, Maichel & Teague, P.S.
Spokane, Washington
September 23, 2015

IDAHO NORTH RESOURCES CORPORATION
BALANCE SHEETS

	June 30, 2015	June 30, 2014

ASSETS

Current Assets
Cash	$55,699	$310,749
Accounts receivable	4,620	49,815
Prepaid expenses	4,357	43,006
Total Current Assets	64,676	403,570

Reclamation bond	9,489	-
Mineral interests	72,500	123,000

TOTAL ASSETS	$146,665	$526,570

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$2,063	$1,875
Deposits	-	43,560
Total Current Liabilities	2,063	45,435

Common stock payable (note 6)	53,190	-

Total Liabilities	55,253	45,435

Commitments (note 7)	-	-

Stockholders' Equity
Preferred stock, $0.05 par value, 10,000,000 shares authorized, 0 outstanding as of June 30, 2015 and 2014, respectively	-	-
Common stock, $0.01 par value, 100,000,000 common shares authorized, 13,440,683 and 12,944,333 shares outstanding as of June 30, 2015 and 2014, respectively	134,406	129,443
Additional paid-in capital	874,578	813,592
Accumulated deficit	(917,572)	(461,900)
Total Stockholders' Equity	91,412	481,135

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$146,665	$526,570

The accompanying notes are an integral part of these financial statements.

IDAHO NORTH RESOURCES CORPORATION
STATEMENTS OF OPERATIONS

	For the years ended
	June 30, 2015	June 30, 2014

REVENUE:
Exploration services income	$175,752	$46,255

Operating Expenses
Exploration services expense	126,194	42,050
Other exploration expenditures	196,103	56,792
Impairment of mineral interests	119,000	-
General and administrative expenses	190,127	185,213
Total Operating Expenses	631,424	284,055

Loss from Operations	(455,672)	(237,800)

Net Loss	$(455,672)	$(237,800)

Net Loss per Common Share
Basic and diluted	$(0.03)	$(0.03)

Weighted average number of common shares outstanding
Basic and diluted	13,318,272	8,765,064

The accompanying notes are an integral part of these financial statements.

IDAHO NORTH RESOURCES CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional
	Common Shares		Paid-in	Accumulated
	Number	Par Value	Capital	Deficit	Total

Balance, June 30, 2013	7,661,000	$76,610	$296,865	$(224,100)	$149,375
Common stock issued for mineral property	300,000	3,000	27,000	-	30,000
Common stock issued for services	550,000	5,500	73,000	-	78,500
Common stock and warrants issued for cash	4,433,333	44,333	465,667	-	510,000
Share issuance cost	-	-	(48,940)	-	(48,940)
Net loss	-	-	-	(237,800)	(237,800)
Balance, June 30, 2014	12,944,333	129,443	813,592	(461,900)	481,135
Common stock issued for mineral property	300,000	3,000	33,000	-	36,000
Common stock issued for services	196,350	1,963	27,986	-	29,949
Net loss	-	-	-	(455,672)	(455,672)
Balance, June 30, 2015	13,440,683	$134,406	$874,578	$(917,572)	$91,412

The accompanying notes are an integral part of these audited financial statements.

IDAHO NORTH RESOURCES CORPORATION
STATEMENTS OF CASH FLOWS

	For the years ended
	June 30, 2015	June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(455,672)	$(237,800)

Adjustments to reconcile net loss to net cash used in operating activities :
Common stock issued and payable for services and compensation	83,139	78,500
Impairment of mineral interests	119,000	-
Changes in operating assets and liabilities:
Accounts receivable	45,195	(49,815)
Prepaid expenses	38,649	(43,006)
Accounts payable and other current liabilities	(43,372)	43,581

Cash used in operating activities	(213,061)	(208,540)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral interests	(32,500)	(25,000)
Acquisition of reclamation bond	(23,721)	-
Refund of reclamation bond	14,232	-
Cash used in investing activities	(41,989)	(25,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Sales of common stock and warrants	-	510,000
Share issuance cost	-	(48,940)
Cash provided by financing activities	-	461,060

Increase (decrease) in cash	(255,050)	227,520

Cash, beginning of year	310,749	83,229

Cash, end of year	$55,699	$310,749

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for mineral interests	$36,000	$30,000

The accompanying notes are an integral part of these financial statements.

IDAHO NORTH RESOURCES CORPORATION
Notes to Financial Statements
As of June 30, 2015

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

b) Estimates and Assumptions - The preparation of financial statements in accordance with accounting principles generally accepted in the United States of American requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period, which include impairment of mineral interests and stock based compensation.  Actual results could differ from these estimates and assumptions and could have a material effect on the Company's reported financial position and results of operations.

c) Cash and cash equivalents - Cash equivalents include cash on hand and in banks.  The Company also considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

d) Mineral Property Costs-The Company has been in the exploration stage since its inception on January 22, 2007.  It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized. The Company assesses the carrying costs for impairment under Accounting Standards Codification ("ASC") 360, Property, Plant, and Equipment when a triggering event occurs. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

e) Asset Retirement Obligations-The Company records the fair value of an asset retirement obligation as a liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets that result from the acquisition, construction, development and/or normal use of assets in accordance with ASC 440 Asset Retirement and Environmental Obligations. The initial recognition of any liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. As of June 30, 2015 and 2014, the Company has not incurred any asset retirement obligations.

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

The Company's financial instruments consist principally of cash and reclamation bonds.

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

i) Income Taxes – Income taxes are provided based upon the liability method of accounting.  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end.  A valuation allowance is recorded against the deferred tax asset if management believes it is more likely than not that some portion of all of the deferred tax assets will not be realized.  Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  Pursuant to ASC 740, Income Taxes, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have been fully reserved for in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

The Company elected to early adopt the amendments, beginning with the June 30, 2014 financial statements.

3.            GOING CONCERN

As shown in the accompanying interim financial statements, the Company had a net loss of $455,672 for the year ended June 30, 2015 and an accumulated deficit of $917,572 at June 30, 2015.  There is substantial doubt about the Company's ability to continue as a going concern.

The Company intends to raise additional capital either through debt or equity financing. The interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4.            EARNINGS PER SHARE

For the years ended June 30, 2015 and 2014, the effect of the Company's potential issue of 3,756,667 shares from the exercise of outstanding warrants (see note 6) and the issuance of 521,550 shares for common stock payable would have been anti-dilutive.  Accordingly, basic net loss per share is the same as diluted at June 30, 2015 and 2014.

5.            CENTRAL NEVADA EXPLORATION PROGRAM and EARN-IN AGREEMENT

In the first calendar quarter of 2014, the Company completed a private placement and signed a letter of intent to enter into an exploration program agreement with Coeur Mining Inc. ("Coeur").  Coeur purchased 1,333,333 units at $0.15 per unit, for a total of $200,000.  Each unit consists of one common share and one warrant.  Two warrants plus $0.30 allow Coeur to purchase one common share.  The warrants expire in March 2017.  At June 30, 2015, Coeur owned 9.92% of the Company's shares.

On October 2, 2014, the Company signed the definitive Exploration Program Agreement (the "Agreement") with Coeur. The Agreement calls for Coeur to fund a Central Nevada Exploration Program within a specified Area of Interest for a three-year period.  During the Agreement period, Coeur will have the right to select target properties identified and acquired or appropriated by IDAH, and earn a 60% interest in the target properties by meeting certain minimum investment and other requirements, with the option to acquire an additional 20% or 40%, giving Coeur 80% or 100% ownership. Prior to selection of any target properties, Coeur will pay certain consulting and field-related costs associated with the Program, along with a 10% administrative fee to the Company.  The Company recognized exploration service income of $175,752 and $46,255 for the years ended June 30, 2015 and 2014, respectively, for exploration costs and administrative fees.

On October 21, 2014, the Company signed an Earn-In Option Agreement (the "Earn-In") with Coeur for the Klondyke area, Nevada.  Pursuant to the terms of the Earn-In, Coeur may exercise its option to acquire an initial 60% interest in the target properties by spending a minimum of $2 million in exploration and development expenses on the target properties over a 3-year period and completing a NI 43-101 compliant Technical Report. During the Earn-In period, Coeur has the option to acquire the Company's entire interest in the target properties, subject to terms of the Earn-In. Upon completion of the earn-in requirements, the parties will form a limited liability company for purposes of further exploration, development, and mining of the target properties, with Coeur having a 60% membership interest and the Company having a 40% membership interest. Within 60 days following the formation of the limited liability company, Coeur may exercise an option to acquire an additional 20% of the outstanding ownership interest by meeting certain minimum investment and other requirements.  Coeur may then acquire the remaining 20% ownership for a purchase price to be determined by a qualified third-party valuation firm reasonably acceptable to both Coeur and the Company.  As operator, the Company will conduct the exploration, development, and related work at the target properties under budgets approved by Coeur.

6.            COMMON STOCK AND WARRANTS

a) Common Stock:

FY 2014 Activity
In July 2013, the Company issued 100,000 common shares pursuant to a mining lease agreement at a fair value, based on the quoted market price of common shares, of $0.10 per share. The Company accounted for $10,000 as mineral interests.

In October 2013, the Company issued 200,000 common shares for services at a fair value, based on the quoted market price of common shares, of $0.10 per share.

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

In November 2014, the Company approved the award of 50,000 common shares for director compensation at a fair value, based on the quoted market price of common shares, of $0.16 per share.  The shares were issued in January 2015.

In December 2014, the Company approved the award of 135,000 common shares for director and CFO compensation at a fair value, based on the quoted market price of common shares, of $0.15 per share.  The shares were issued in January 2015.

In January 2015, the Company approved the award of 13,605 common shares for compensation to a consultant at a fair value, based on the quoted market price of common shares, of $0.147 per share.  The expense was recorded as common stock payable.

In March 2015, the Company approved the award of 44,445 and 9,000 common shares for compensation to the CEO and consultants at a fair value, based on the quoted market price of common shares, of $0.135 and $0.11 per share, respectively.  The expense was recorded as common stock payable.

In April 2015, the Company approved the award of 280,000 common shares for compensation to the CEO and a consultant at a fair value, based on the quoted market price of common shares, of $0.10.  The expense was recorded as common stock payable.

In May 2015, the Company approved the award of 76,000 common shares for compensation to the CEO and a consultant at a fair value, based on the quoted market price of common shares, of $0.10.  The expense was recorded as common stock payable.

In June 2015, the Company approved the award of 107,500 common shares for compensation to the CEO and consultants, at a fair value, based on the quoted market price of common shares, of $0.08.  The expense was recorded as common stock payable.

b)  Warrants

	Warrants to Purchase Common Shares	Weighted Average Exercise Price
Outstanding at June 30, 2013	1,462,500	$0.25
Issued March 2014	666,667	0.30
Issued June 2014	1,627,500	0.25
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2014 and June 30, 2015	3,756,667	$0.26

The warrants that are issued and outstanding as at June 30, 2015 are as follows:

Warrants to Purchase Common Shares	Exercise Price	Expiration Date
1,462,500	$0.25	September 1, 2016*
666,667	0.30	March 4, 2017
1,627,500	0.25	November 1, 2016

*These warrants were set to expire on March 1, 2015.  In February 2015, the Company extended the expiration date of these warrants an additional 18 months, to September 1, 2016.

7.            MINERAL PROPERTY COMMITMENTS - RELATED PARTY

For the following properties, the related party is a shareholder (not an officer or director) who exercises voting rights over 9.1% percent of the Company's common stock.  He is also the Company's consulting geologist and a member of the Company's Technical Advisory Committee.  The Eagleville Property has an additional related party who serves as the Company's CEO and Chairman of its Board of Directors and controls less than 4% of the Company's common stock.  The Company has satisfied its work commitments on all properties to date.  Work commitments include, but are not limited to, annual claim fees, exploration, mapping, sampling, drilling and administration costs.

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

Advanced Royalty Payments

Date	Payment Amount		Common Shares
Upon execution of Agreement – October 24, 2011	$-		500,000
First Anniversary of the Agreement – 2012	10,000		-
Second Anniversary of the Agreement – 2013	20,000	*	-
Third Anniversary of the Agreement – 2014	30,000		-
Fourth Anniversary of the Agreement – 2015	40,000		-
Fifth through the tenth Anniversary	50,000		-
Eleventh Anniversary and thereafter	100,000		-

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

Eagleville Property.  In June 2015, the Company notified the lessors that it would terminate its Exploration and Mining Lease and Option to Purchase Agreement for the Eagleville Property in July 2015.  The Company subsequently did so and returned the underlying claims to the lessors and recorded an impairment charge for the full capitalized cost of $87,000 for the mineral interests.  The Company dropped the Eagleville Property in order to focus its resources on its remaining properties.

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

Advanced Royalty Payments

Date	Payment Amount
Upon execution of Agreement – October 31, 2014	$2,500	*
First Anniversary of the Agreement – 2015	5,000
Second Anniversary of the Agreement - 2016	10,000
Third Anniversary of the Agreement – 2017	20,000
Fourth Anniversary of the Agreement – 2018	30,000
Fifth Anniversary of the Agreement – 2019	40,000
Sixth Anniversary through the tenth anniversary	50,000
Eleventh Anniversary through the fifteenth	75,000
Sixteenth Anniversary and thereafter	100,000

*Plus reimbursement of the 2014 -15 BLM Annual Maintenance Fee of $12,245 and Nye County Notice to Intent to Hold Fee of $834, which has been paid.

Work Commitment

Lease Year	Amount
First Lease Year	$5,000
Second Lease Year	10,000
Third Lease Year and thereafter	50,000

8.            INCOME TAXES

There was no income tax expense for the years ended June 30, 2015 and 2014 due to the Company's net losses.

The components of the Company's net deferred tax asset are as follows:

	June 30, 2015	June 30, 2014
Deferred Tax Asset
Exploration costs	$154,416	$41,390
Federal and state operating net losses	302,826	234,034
Total deferred tax assets	457,242	275,424

Deferred tax liability	-	-

Net deferred tax asset	457,242	275,424
Valuation allowance	(457,242)	(275,424)

Deferred tax asset	$-	$-

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized.  As the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to 100% of the net deferred tax asset has been recorded at June 30, 2015 and 2014.   The effective tax rate was 0% for the years ended June 30, 2015 and 2014.

A reconciliation between the statutory federal and state income tax rate and the Company's tax provision is as follows:

	June 30,
	2015		2014
Expected income tax benefit based on statutory rate	$(159,485)	(35%)	$(83,230)	(35%)
Permanent differences
Meals and entertainment	156	-%	866	1%
Effect of state taxes	(22,489)	(5%)	(11,625)	(5%)
Non-recognition due to increase in valuation account	181,818	40%	93,989	40%
Total income tax benefit	$-	-%	$-	-%

At June 30, 2015 and 2014, respectively, the Company had federal and state net operating loss carry forwards of approximately $757,065 and $585,085 which will expire in fiscal years ending June 30, 2032 through June 30, 2035.

The Company has concluded that the guidance regarding accounting for uncertainty in income taxes had no significant impact on its results of operations or financial position as of June 30, 2015 and 2014. Therefore, the Company does not have an accrual for uncertain tax positions as of June 30, 2015 or 2014. As a result, tabular reconciliation of beginning and ending balances would not be meaningful. If interest and penalties were to be assessed, the Company would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date. Fiscal years 2012 through 2014 remain subject to examination by state and federal tax authorities.

9.            SUBSEQUENT EVENT

On July 8, 2015, the Company filed a Form D with the Securities and Exchange announcing its intention to raise up to $250,000 in a private equity placement.  To date, the Company has not raised any funds.

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

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading, is the information concerning the Evaluation referred to in the Section 302 Certifications, and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of June 30, 2015, the Company's internal control over financial reporting was effective.

Changes in Internal Controls

There was no change in our internal control over financial reporting during the last fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Lane Griffin 321 Spokane Street Richland, WA 99354	65	CEO, President and Chairman of the Board of Directors

Erik Panke 269 Diamond Hitch Dr. Kellogg, ID 83837	50	Secretary, Treasurer, Principal Financial Officer and Principal Accounting Officer

Gregory S. Stewart 461 Paradise Lane Pinehurst, ID 83850	49	Member of the Board of Directors

Douglas D. Dobbs [1] 8824 South Hilby Rd. Spokane, WA 99223	47	Member of the Board of Directors

Thomas Mancuso 1421 Sandia Court Reno, NV 89523	56	Member of the Board of Directors

Lloyd William Tate [2] 7910 SW Maple Drive Portland, OR 97225	70	Member of the Board of Directors

1  On September 25, 2015, Mr. Dobbs resigned from his position as director for personal reasons and to pursue other interests.
2  On September 24, 2015, Mr. Tate resigned from his position as director.

Lane Griffin

Since March 6, 2015, Mr. Griffin has been our CEO, President, and chairman of our Board of Directors.  From 2010 to present, Mr. Griffin has been the President of Diversified Development Corporation, a closely held, non-trading mining company in Bellingham, Washington.  From 2012 to present, he has been the Vice President of Exploration for Consolidated Goldfields Corporation ("Consolidated"), of Reno, Nevada (OTCQB:  CDGF), now named Brilliant Sands Corp.  From 2010 to 2012, he was a Director of Consolidated.  Mr. Griffin has more than 30 years of experience in the mining business, focusing primarily on exploration and mine development. He has conducted precious metal exploration and operations throughout the Great Basin and reviewed projects to prepare NI 43-101 reports. He founded and operated an underground gold mine in the Washington Cascades for over 20 years. Mr. Griffin graduated with distinction from Washington State University with a Bachelor of Science in Geology. He served four years as an officer in the US Army Corp of Engineers. He is a registered geologist in the state of Washington and is a Qualified Person as defined by Canadian NI 43-101 requirements.

Erik Panke

Since January 1, 2012, Erik Panke has been our secretary, treasurer, principal financial officer and principal accounting officer.  Mr. Panke was also a member or our board of directors from February 2012 to December 2014.  From April 2008 to March 2014, Mr. Panke served as both chief financial officer and controller of United Mine Services, Inc., located in Kellogg, Idaho.  United Mine Services, Inc. is engaged in the business of providing a variety of mine related services to mine owners. From 1986 to March 2008, Mr. Panke worked for Washington Group International, Inc., formerly Morrison Knudsen Corporation, an international engineering, construction, mining, and program management company.  He started as a field accountant and progressed to Senior Manager of Business at project sites throughout the United States.  He was responsible for all corporate accounting and administrative duties on engineering and construction projects, including cost and budgeting, payroll and human resources administration, client relations and financial statement preparation.  Mr. Panke was elected to the board of directors as a result of his years of experience in mining, specifically in the sector of junior exploration stage companies and his understanding of the business risks associated with junior mining companies and the mining sector as a whole.

Gregory S. Stewart

Since September 2011, Gregory A. Stewart has been a member of our board of directors.  Since March 2014, Mr. Stewart has served as manager of the environmental division of Crescent Silver, LLC, located in Kellogg, Idaho.  Crescent Silver, LLC is engaged in environmental remediation, mine contracting, customer fabrication, and mine operations.  From July 2007 to February 2014, Mr. Stewart served as president, chief executive officer and a director of United Mine Services, Inc., located in Kellogg, Idaho.  United Mine Services, Inc. is engaged in the business of providing a variety of mine related services to mine owners.  From May 2010, to January 2014, Mr. Stewart was the director of United Silver Corp., and he was the CEO from May 2010 to September 2010 and from August 2013 to January 2014.  From 1992 to June 2007, Mr. Stewart was the sole owner of Stewart Contracting, Inc., a heavy civil and environmental remediation company located in Pinehurst Idaho.  Stewart Contracting, Inc. provided excavation, road construction, steam restoration, demolition, environmental remediation, and reclamation services to public and private clients in North Idaho's Silver Valley.  On June 30, 2007, United Mine Services acquired Stewart Contracting and retained Mr. Stewart as president and chief executive officer.  Mr. Stewart was elected to the board of directors as a result of his years of experience in mining, specifically in the sector of junior exploration stage companies and his understanding of the business risks associated with junior mining companies and the mining sector as a whole.

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

Thomas Mancuso

Since June 11, 2014, Thomas Mancuso has been a member of our board of directors.  Mr. Mancuso is a development and mine operations geologist with more than 35 years of experience in exploration, operations, and management of various mining companies. From March 2000 to June 2005, he was President & CEO of Western Goldfields Inc. (now New Gold Inc.) where he was responsible for the purchase of the operating Mesquite gold/silver mine from Newmont Mining Corporation. From 1983 to 1997, he was Senior Geologist for Freeport McMoRan Gold Company and Chief Geologist for Kennecott Corporation, where he specialized in advancing projects from exploration to production and was directly involved with the startup and operation of five mines. Since March 2005, Mr. Mancuso has been Managing Director for Brilliant Sands Inc., and since 1998, he has operated his own consulting company, Mancuso Resource Development Services, LLC. He received his M.Sc. in Geology from the Idaho School of Mines at the University of Idaho and B.Sc. in Geology from Bowling Green State University.

Lloyd W. Tate

Since December 2, 2014, Lloyd William Tate has been a member of our board of directors.  Mr. Tate has more than 40 years of experience in the financial industry.  Prior to his recent retirement, he worked at Wells Fargo Advisors in Portland, Oregon for 20 years as a portfolio manager, stock and bond broker, and financial advisor.  Mr. Tate has also served as a board member of several non-profit organizations.  He holds a degree in Business Administration from Arizona State University.

Involvement in Certain Legal Proceedings

During the past ten years, Messrs. Griffin, Panke, Stewart, Dobbs, Mancuso and Tate have not been the subject of the following events:

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

Audit Committee and Charter

Audit committee functions are performed by our board of directors. Four of our five directors are deemed independent. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of the audit committee charter is filed as Exhibit 99.2 on our June 30, 2013 Form 10-K with the SEC on September 20, 2013.

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

The following table sets forth information with respect to compensation paid by us to our officers from July 1, 2013 through June 30, 2014 for fiscal year 2014 and from July 1, 2014 through June 30, 2015 for fiscal year 2015.

Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position [1]	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (S)	Change in Pension Value & Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Lane Grifin[1]	2015	0	0	36,000	0	0	0	0	36,000
President	2014	0	0	0	0	0	0	0	0

Mark Fralich[1]	2015	10,000	0	0	0	0	0	0	10,000
President	2014	25,000	0	27,000	0	0	0	0	52,000

Erik Panke	2015	18,000	0	3,750	0	0	0	0	21,750
Secretary & Treasurer	2014	13,000	0	22,000	0	0	0	0	35,000

1Lane Griffin replaced Mark Fralich as President on March 6, 2015.

Employment Agreements

We have no employment agreements with any of our officers, directors or advisors other than as follows:

Lane Griffin, our President, has a compensation package that was approved by the board of directors.  To date, we have not had sufficient funding to pay a regular salary to Mr. Griffin.  We may pay Mr. Griffin a performance bonus as determined by the board of directors. Further, he will be entitled to participate in employee benefit plans as they develop and stock option plans as determined by the board of directors. On April 30, 2015, Mr. Griffin was awarded 200,000 shares of common stock award with a value of $20,000 for services rendered to the corporation.

Erik Panke, our secretary, treasurer, principal financial officer, and principal accounting officer does not have an employment agreement with us.  To date, we have not had sufficient funding to pay a regular salary to Mr. Panke.   We may pay Mr. Panke a performance bonus as determined by the board of directors. Further, he will be entitled to participate in employee benefit plans as they develop and stock option plans as determined by the board of directors.  On October 3, 2013, Mr. Panke received a 50,000 share stock award with a value of $5,000 for accounting services rendered to the corporation.  On January 6, 2015, Mr. Panke received a 50,000 share stock award with a value of $3,750 for accounting services rendered to the corporation.

Director Compensation

The following table sets forth information with respect to compensation paid by us to our directors from July 1, 2014 through June 30, 2015 for fiscal year 2015.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name	Fiscal Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mark A. Fralich[1]	2015	0	0	0	0	0	0	0

Lane Griffin[1]	2015	0	0	0	0	0	0	0

Erik Panke[2]	2015	0	0	0	0	0	0	0

Gregory S. Stewart	2015	0	3,750	0	0	0	0	3,750

Douglas D. Dobbs[3]	2015	0	3,750	0	0	0	0	3,750

Thomas Mancuso	2015	0	3,750	0	0	0	0	3,750

Lloyd W. Tate[2]	2015	0	8,000	0	0	0	0	8,000

1Lane Griffin replaced Mark Fralich as a member of the Board of Directors on March 6, 2015.

2Lloyd W. Tate replaced Erik Panke as a member of the Board of Directors on December 2, 2014. Mr. Tate resigned as director on September 24, 2015.

3Douglas Dobbs resigned as director on September 25, 2015.

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

Name and Address of Beneficial Owner	Number of Shares Currently Owned	Percentage of Ownership Based on Current Ownership
Lane Griffin	464,000	3.45%
321 Spokane Street Richland, WA 99354

Erik Panke 2555 W. Palais Drive Coeur d'Alene, ID 83815	243,000	1.81%

Gregory A. Stewart 2555 W. Palais Drive Coeur d'Alene, ID 83815	255,000	1.95%

Douglas D. Dobbs 2555 W. Palais Drive Coeur d'Alene, ID 83815	100,000	0.74%

Thomas Mancuso 1421 Sandia Court Reno, NV 89523	336,350	2.50%

Lloyd William Tate[1] 7910 SW Maple Dr. Portland, OR 97225	150,000	1.12%

All officers and directors as a group (6 people)	1,548,350	11.52%

Timothy and Sara Major 2555 W. Palais Drive Coeur d'Alene, Idaho 83815	725,000	5.39%

Mark Fralich[2] 2555 W. Palais Drive Coeur d'Alene, ID 83815	830,000	6.18%

Coeur Capital, Inc. 104 South Michigan Ave., Suite 900 Chicago, IL 60603	1,333,333	9.92%

Mountain Gold Holdings LLC[3] 760 Brenda Way Washoe Valley, Nevada 89704	1,217,000	9.05%

1  Includes 50,000 shares of common stock owned by Lloyd William Tate and 50,000 shares of common stock owned by Karen Tate, wife of Lloyd William Tate.

2  Includes 650,000 shares of common stock owned by Mark Fralich and 150,000 shares of common stock owned by Mark and Linda Fralich, husband and wife.

3  Thomas Callicrate exercises voting and dispositive control over the shares of common stock owned by Mountain Gold Holdings.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans and accordingly have no securities authorized for issuance under any equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

          In July 2012, Lane Griffin received 200,000 restricted shares of common stock in conjunction with the execution of the Eagleville Property agreement.  In July 2013, Mr. Griffin received 66,000 restricted common shares in conjunction with the Eagleville Property agreement.  In July 2014, Mr. Griffin received 198,000 restricted common shares in conjunction with the Eagleville Property agreement.

 In October 2013, we issued 100,000 restricted shares of common stock valued at $10,000 to Mark Fralich, our former president and former member of the board of directors for services rendered to us as our president.  On March 7, 2014, Mr. Fralich received 100,000 restricted shares of common stock valued at $17,000 for services rendered to us as our president and director.   On June 6, 2014, Mr. Fralich received 50,000 restricted shares of common stock in consideration of $5,000.  On January 6, 2015, Mr. Fralich received 25,000 restricted shares of common stock valued at $3,750 for services rendered to us as our director.

In October 2013, we issued 50,000 restricted shares of common stock valued at $5,000 to Erik Panke, our secretary, treasurer, principal financial officer, principal accounting officer, and a member of the board of directors for services rendered as principal financial officer.  On March 7, 2014, we issued 100,000 restricted shares of common stock valued at $17,000 to Mr. Panke for services rendered to us as our principal financial officer and director. On January 6, 2015, Mr. Panke received 25,000 restricted shares of common stock valued at $3,750 for services rendered to us as our principal financial officer.

In October 2013, we issued 25,000 restricted shares of common stock valued at $2,500 to Gregory S. Stewart for services rendered as director.  On March 7, 2014, Mr. Stewart received 25,000 restricted common shares valued at $4,250 for services rendered to us as our director.  On January 6, 2015, Mr. Stewart received 25,000 restricted shares of common stock valued at $3,750 for services rendered to us as our director.

In October 2013, we issued 25,000 restricted shares of common stock valued at $2,500 to Douglas Dobbs for services rendered as director.  On March 7, 2014, Mr. Dobbs received 25,000 restricted common shares valued at $4,250 for services rendered to us as our director.  On January 6, 2015, Mr. Dobbs received 25,000 restricted shares of common stock valued at $3,750 for services rendered to us as our director.

On June 6, 2014, we issued 100,000 restricted shares of common stock to Thomas Mancuso for consideration of $10,000.  On June 11, 2014, Mr. Mancuso received 50,000 restricted common shares valued at $7,500 for services rendered to us as our director.  On January 6, 2015, Mr. Mancuso received 25,000 restricted shares of common stock valued at $3,750 for services rendered to us as our director.

On January 6, 2015, Lloyd William Tate received 50,000 restricted shares of common stock valued at $8,000 for services rendered to us as our director.

There are no proposed future transactions with principal shareholders.

Director Independence

Four of our five directors are independent:  Gregory Stewart, Douglas Dobbs, Thomas Mancuso and Lloyd W. Tate.

ITEM 14.                        PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1)            Audit Fees

The aggregate fees billed for each of the last two fiscal years ending June 30 for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2015	$18,864	DeCoria, Maichel and Teague
2015	$1,200	Malone Bailey, LLP
2014	$7,500	DeCoria, Maichel and Teague
2014	$5,465	Malone Bailey, LLP

(2)            Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2015	$0	DeCoria, Maichel and Teague
2014	$1,000	MaloneBailey, LLP

(3)            Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2015	$1,000	Magnuson, McHugh & Co., P.A.
2014	$975	Magnuson, McHugh & Co., P.A

(4)            All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2015	$0	DeCoria, Maichel and Teague
2014	$1,349	DeCoria, Maichel and Teague

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of September, 2015.

IDAHO NORTH RESOURCES CORP.
(the "Registrant")

BY:	LANE GRIFFIN
Lane Griffin
President and Principal Executive Officer

BY:	ERIK PANKE
Erik Panke
Principal Financial Officer, Principal Accounting Officer, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

LANE GRIFFIN	Director	September 28, 2015
Lane Griffin

GREGORY S. STEWART	Director	September 28, 2015
Gregory S. Stewart

THOMAS MANCUSO	Director	September 28, 2015
Thomas Mancuso

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	Herewith

3.1	Articles of Incorporation (12/11/2007).	S-1/A-1	1/24/13	3.1

3.2	Bylaws of Idaho North Resources Corp.	S-1/A-1	1/24/13	3.2

4.1	Specimen Stock Certificate.	S-1/A-1	1/24/13	4.1

10.1	Lease Agreement with Mountain Gold Claims LLC for Klondike 25-29 Property, Klondike 41 Property, Klondike Central Property and Klondike Southeast Property.	S-1	11/26/12	10.1

10.2	Lease Agreement with Mountain Gold Claims LLC and Black Rock Exploration LLC for Divide TH Property, Divide DN Property and Divide GS Property.	S-1	11/26/12	10.2

10.3	Lease Agreement with Mountain Gold Exploration, Inc. and Lane A. Griffin and Associates for the Eagleville Property.	S-1	11/26/12	10.3

10.4	Employment Agreement with Erik Panke.	S-1/A-1	1/24/13	10.4

10.5	Selling Agreement with Pennaluna & Company.	10-Q	11/12/13	10.1

14.1	Code of Ethics.	10-K	9/20/13	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Warrant Agreement.	S-1	11/26/12	99.1

99.2	Audit Committee Charter.	10-K	9/20/13	99.2

99.3	Disclosure Committee Charter.	10-K	9/20/13	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X