Form 10-Q
period 2015-09-30
Idaho North Resources Corp.
filed 2015-11-16
CIK 1543395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[√]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-55045

IDAHO NORTH RESOURCES CORP.
(Exact name of registrant as specified in its charter)

IDAHO	30-0406120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1220 Big Creek Road
Kellogg, ID   83837
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
13,440,683 shares of common stock as of October 31, 2015.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

IDAHO NORTH RESOURCES CORPORATION
BALANCE SHEETS

	September 30, 2015 (Unaudited)	June 30, 2015

ASSETS

Current Assets
Cash	$30,169	$55,699
Accounts receivable	-	4,620
Prepaid expenses	2,608	4,357
Total Current Assets	32,777	64,676

Reclamation bond	9,489	9,489
Mineral interests	72,500	72,500

TOTAL ASSETS	$114,766	$146,665

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$9,297	$2,063
Total Current Liabilities	9,297	2,063
Common stock payable (note 6)	89,390	53,190

Total Liabilities	98,687	55,253

Commitments (note 7)	-	-

Stockholders' Equity
Preferred stock, $0.05 par value, 10,000,000 shares authorized, 0 outstanding as of September 30, 2015 and June 30, 2015, respectively	-	-
Common stock, $0.01 par value, 100,000,000 common shares authorized, 13,440,683 shares outstanding as of September 30, 2015 and June 30, 2015, respectively	134,406	134,406
Additional paid-in capital	874,578	874,578
Accumulated deficit	(992,905)	(917,572)
Total Stockholders' Equity	16,079	91,412

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$114,766	$146,665

The accompanying notes are an integral part of these financial statements.

IDAHO NORTH RESOURCES CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended
	September 30, 2015	September 30, 2014

REVENUE:
Exploration services income	$23,616	$78,490

Operating Expenses
Exploration services expense	23,616	71,355
Other exploration expenditures	23,268	26,209
General and administrative expenses	52,065	44,919
Total Operating Expenses	98,949	142,483

Loss from Operations	(75,333)	(63,993)

Net Loss	$(75,333)	$(63,993)

Net Loss per Common Share
Basic and diluted	$(0.01)	$ Nil

Weighted average number of common shares outstanding
Basic and diluted	13,440,683	13,156,290

The accompanying notes are an integral part of these financial statements.

IDAHO NORTH RESOURCES CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended
	September 30, 2015	September 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(75,333)	$(63,993)

Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued and payable for services and compensation	36,200	-
Changes in operating assets and liabilities:
Accounts receivable	4,620	14,884
Prepaid expenses	1,749	(34,852)
Accounts payable	7,234	26,815
Deposits	-	(43,560)
Cash used in operating activities	(25,530)	(100,706)

Increase (decrease) in cash	(25,530)	(100,706)

Cash, beginning of period	55,699	310,749

Cash, end of period	$30,169	$210,043

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for mineral interests	$-	$36,000

The accompanying notes are an integral part of these financial statements.

IDAHO NORTH RESOURCES CORPORATION
Notes to Financial Statements
As of September 30, 2015

1.    NATURE AND CONTINUANCE OF OPERATIONS

Idaho North Resources Corporation ("the Company") was incorporated under the laws of Idaho in 2007.  The Company is engaged primarily in acquiring and exploring prospective precious metals mining properties in the western United States.

2.    BASIS OF PRESENTATION

These interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") and should be read in conjunction with the annual financial statements for the fiscal year ended June 30, 2015. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  Actual results could differ from these estimates and assumptions and could have a material effect on the Company's reported financial position and results of operations.

Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2015 as reported in Form 10-K, have been omitted.  Results of operations for the three months ended September 30, 2015 are not necessarily indicative of the results expected for the fiscal year ending June 30, 2016.

3.    GOING CONCERN

As shown in the accompanying interim financial statements, the Company had a net loss of $75,333 for the period ended September 30, 2015 and an accumulated deficit of $992,905 at September 30, 2015.  There is substantial doubt about the Company's ability to continue as a going concern.

The Company intends to raise additional capital either through debt or equity financing. The interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4.    EARNINGS PER SHARE

For the periods ended September 30, 2015 and 2014, the effect of the Company's potential issue of 3,756,667 and 3,756,667 shares, respectively, from the exercise of outstanding warrants (see note 6) would have been anti-dilutive.  Accordingly, basic net loss per share is the same as diluted at September 30, 2015 and 2014.

5.    CENTRAL NEVADA EXPLORATION PROGRAM

In the fiscal year ended June 30, 2014, the Company completed a private placement and signed a letter of intent to enter into an exploration program agreement with Coeur Mining Inc. ("Coeur").  Coeur purchased 1,333,333 units at $0.15 per unit, for a total of $200,000.  Each unit consists of one common share and one warrant.  Two warrants plus $0.30 allow Coeur to purchase one common share.  The warrants expire in March 2017.  At September 30, 2015, Coeur owned 9.92% of the Company's shares.

On October 2, 2014, the Company signed the definitive Exploration Program Agreement (the "Agreement") with Coeur. The Agreement calls for Coeur to fund a Central Nevada Exploration Program within a specified Area of Interest for a three-year period.  During the Agreement period, Coeur will have the right to select target properties identified and acquired or appropriated by the Company and earn a 60% interest in the target properties by meeting certain minimum investment and

IDAHO NORTH RESOURCES CORPORATION
Notes to Financial Statements
As of September 30, 2015

other requirements, with the option to acquire an additional 20% or 40%, giving Coeur a potential 80% or 100% ownership. Prior to selection of any target properties, Coeur will pay certain consulting and field-related costs associated with the exploration program, along with a 10% administrative fee to the Company.  The Company recognized exploration service income of $23,616 and $78,490 for the periods ended September 30, 2015 and 2014, respectively, for exploration costs and administrative fees.

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

IDAHO NORTH RESOURCES CORPORATION
Notes to Financial Statements
As of September 30, 2015

In June 2015, the Company approved the award of 107,500 common shares for compensation to the CEO and consultants, at a fair value, based on the quoted market price of common shares, of $0.08.  The expense was recorded as common stock payable.

FY 2016 Activity
In July 2015, the Company approved the award of 125,713 common shares for compensation to the CEO and consultants, at a fair value, based on the quoted market price of common shares, of $0.07.  The expense was recorded as common stock payable.

In August 2015, the Company approved the award of 75,294 common shares for compensation to the CEO and consultants, at a fair value, based on the quoted market price of common shares, of $0.085.  The expense was recorded as common stock payable.

In September 2015, the Company approved the award of 257,142 and 37,500 common shares for compensation to the CEO and consultants, at a fair value, based on the quoted market price of common shares, of $0.07 and $0.08, respectively.  The expense was recorded as common stock payable.

b)    Warrants
	Warrants to Purchase Common Shares	Weighted Average Exercise Price
Outstanding at June 30, 2014	3,756,667	$0.26
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2015 and September 30, 2015	3,756,667	$0.26

The warrants that are issued and outstanding as at September 30, 2015 are as follows:

Warrants to Purchase Common Shares	Exercise Price	Expiration Date
1,462,500	$ 0.25	September 1, 2016*
666,667	0.30	March 4, 2017
1,627,500	0.25	November 1, 2016

*These warrants were set to expire on March 1, 2015.  In February 2015, the Company extended the expiration date of these warrants an additional 18 months to September 1, 2016.

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
As of September 30, 2015

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

Eagleville Property.  In July 2015, the Company terminated its Exploration and Mining Lease and Option to Purchase Agreement for the Eagleville Property and returned the underlying claims to the lessor and recorded an impairment charge for the full capitalized cost of $87,000 for the mineral interests.  The Company dropped the Eagleville Property in order to focus its resources on its remaining properties.

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

IDAHO NORTH RESOURCES CORPORATION
Notes to Financial Statements
As of September 30, 2015

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

We are considered to be in the development stage, as defined in Statement of Financial Accounting Standards No. 7. We have been in the development stage since our inception.  We have incurred operating losses since inception and at September 30, 2015 had working capital of $23,480.

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

We do not intend to hire employees at this time.  Any work that would be conducted on a property that we may secure will be conducted by unaffiliated independent contractors that we will hire.  The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation.  The geologists will evaluate the information derived from the exploration and excavation, and the engineers will advise us on the economic feasibility of removing the mineralized material.

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

Property Leases

Below are the aggregate annual payments due on the properties in the next twelve months as stated in the signed lease agreements. These payments are included in our 12-month expense list and are comprised of Lease Agreements, Work Commitments and BLM & county claim fees.

	Advance Royalty Payment	Payment Due Date	Work Commitment	BLM & County Claim Fees

Klondike Lease	$40,000	10/24/15	$75,000	$22,016
Green Monster - Danville Lease	$5,000	10/31/15	$5,000	$15,069

Total	$45,000		$80,000	$37,085

Total aggregate annual payments	$162,085

Divide lease dated February 21, 2012
The Company terminated its Divide lease in February 2015 and returned the underlying claims to the lessor.  The Company will focus its efforts on its other properties.

Eagleville lease dated July 27, 2012
The Company terminated its Eagleville lease in July 2015 and returned the underlying claims to the lessor.  The Company will focus its efforts on its other properties.

Plan of Operation - Milestones

During the next twelve months we plan to spend funds from existing capital and additional capital raised as follows.  If we are unable to raise additional capital, we will not be able to complete these milestones and may cease operations.

	Estimated Time	Cost
Research (1)	All 12 months	$5,000
Maintenance Fees (2)	2 months	$37,085
Exploration (3)	All 12 months	$20,000
Salaries (4)	All 12 months	$58,000
Accounting (5)	All 12 months	$21,000
Office Expenses (6)	All 12 months	$5,000
Advance Royalty Payments and Work Commitments on Leased Properties (7)	All 12 months	$125,000

(1)	Costs related to the examination of potential property acquisitions.
(2)	Costs of annual claim maintenance fees.
(3)	Costs related to surface sampling and geological consulting.
(4)	Salaries to be paid to officers of the corporation.
(5)	Costs for accounting, auditing and tax preparation services.
(6)	Costs of stationary, mail, telephone & other office supplies.
(7)	Costs for the next twelve months for Advance Royalty Payments and Work Commitments due on the Klondike, Eagleville and Green Monster-Danville properties.

Limited Operating History; Need for Additional Capital

We have very little operations upon which to base an evaluation of our performance. We are an exploration stage corporation and have generated limited revenues from operations. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

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

Results of Operations

For the three months ended September 30, 2015, we generated exploration services income of $23,616, compared to $78,490 for the same period in 2014.  Less work performed under the Exploration Program with Coeur accounted for the decrease.  Operating expenses were $84,449 for the three months ended September 30, 2015, compared to $142,483 for the same period in 2014.  Less work performed under the Exploration Program with Coeur and lower exploration and administrative costs accounted for the decrease.

Material Changes in Financial Condition

At September 30, 2015, we had assets of $114,766, including cash of $30,169, compared to assets of $146,665, including cash of $55,699, at June 30, 2015.  The decrease in assets is attributable to the payment of annual claims fees and general and administrative expenses.

Liquidity and Capital Resources

Since our inception on January 22, 2007, we have issued 13,440,683 restricted shares of common stock.    The warrants that are issued and outstanding as at September 30, 2015 are as follows:

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

As of September 30, 2015, our total assets were $114,766, and our total liabilities were $84,187.  We had cash of $30,169 at September 30, 2015.

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

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective.  There was no change in our internal control over financial reporting during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of November, 2015.

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